Form 10KSB
period 1998-12-31
SILVER RAMONA MINING CO
filed 1999-04-15
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1998

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 Commission File Number   0-23737

                   SILVER RAMONA MINING COMPANY
          (Name of small business issuer in its charter)

            Idaho                               82-0290939
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

           211 West Elder Avenue, Kellogg, Idaho 83837
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (208) 786-7572

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

     State the issuer's revenues for its most recent fiscal year.
$ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                 Outstanding as of Decmber 31, 1998
   Common Stock, $.10 Par Value                 1,907,984

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]

                   SILVER RAMONA MINING COMPANY

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .           10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .           10

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .           10

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .           10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           12

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           16

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           26

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           26

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           28

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           28

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           29

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           30

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .           31






                              PART I

Item 1.  Description of Business

Business Development

    SILVER RAMONA MINING COMPANY (the "Company") was organized on May 25, 1967 under the laws of the State of Idaho, having the stated purpose of engaging in the mining business and activities related to the conduct of such a business. The Company was formed with the contemplated purpose of engaging in investment and business development related to mineral research and exploration. All of these activities ceased prior to 1984

    The Company initially raised $75,000 by means of an intrastate offering of 500,000 shares of its common stock in the State of Idaho, which offering was fully subscribed within the year of 1968. Other shares totaling 1,200,000 were issued for mining claims held by the founders, and the balance of 10,300 shares were issued for cash and for legal services, apparently related to the offering. The mining claims consisted of 22 unpatented claims in the Evolution Mining District of Shoshone County, Idaho, in the general vicinity of Osburn, Idaho. Proceeds from the offering were invested in mining development costs on these and other leased mining claims. All these transactions were completed on or before December 31, 1968. Additional shares totaling 197,684 were issued in subsequent years, to related parties such as the officers and directors, in exchange for expenses advanced on behalf of the Company.

    The Company had nominal operations and all of its cash was exhausted by 1972, at which time the Company effectively ceased doing business. All mining claims were abandoned on or before the 1983 fiscal year, and had expired by operation of law by 1984.

    For the past several years, the Company has been inactive other than seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.




    Under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

    The Company's principal executive offices are located at 211
West Elder Avenue, Kellogg, Idaho 83837, and its telephone number is (208) 786-7572.

Business of Issuer

    The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.






Sources of Business Opportunities

    Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants for the Company.

    If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would like to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.
Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.





Evaluation

    Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

    Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

    Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

    Because of the Company's current situation, having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

    Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

    In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

    Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters have an ownership interest.
Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition, merger, or other business combination the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, the Board of Directors will have the discretion to consummate a business combination without shareholder approval if permissible under the laws of the State of Idaho and the laws of the state in which the other entity resides. Regardless of whether an action is ratified by the Board or by the shareholders, the Board will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by the Board.

Competition

    Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    The Company is currently using as its principal place of business the business offices of a director, Duane S. Little, located in Kellogg, Idaho. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 7 of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Item 2.  Description of Property

    The Company is currently using as its principal place of business the business office of a director located in Kellogg, Idaho. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations are published on the OTC Bulletin Board. Its application has not been finalized and no trading symbol has been assigned to the Company.

    Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Although the Company anticipates that its application to the OTC Bulletin Board will ultimately be completed, the Company does not expect its shares to be traded actively in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. Because no current trading market has been established for the Company's securities, no trading history is presented herein.

    As of December 31, 1998 the Company had issued and outstanding 1,907,984 shares of Common Stock and there were approximately 371 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

    The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

    All issuances of the Company's securities were made more that three years prior to the date hereof.

Dividend Policy

    The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    The Company is considered a development stage company with no assets or capital and with no significant operations or income for several years. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1998 were paid for by a shareholder and unpaid consultant of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Net Operating Loss

    Because of the Company's inactive status, no provision for income taxes has been made.






Year 2000

    Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

    Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has made an acquisition of or merged with an operating entity. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

Risk Factors and Cautionary Statements

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

    The FASB has also issued SFAS No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

    The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1998 and 1997 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Silver Ramona Mining Company
Osburn, Idaho


We have audited the accompanying balance sheet of Silver Ramona Mining Company (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception on May 25, 1967 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Ramona Mining Company (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on May 25, 1967 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
March 11, 1999

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                    December 31,
                                                         1998

CURRENT ASSETS

 Cash on hand                                        $     -

  TOTAL ASSETS                                       $     -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                                    $      500

  Total Current Liabilities                                 500

STOCKHOLDERS' EQUITY

 Common stock $0.10 par value; authorized
  3,000,000 shares; 1,907,984 shares issued
  and outstanding                                       190,798
 Additional paid-in capital (deficit)                   (79,494)
 Deficit accumulated during the development stage      (111,804)

  Total Stockholders' Equity (Deficit)                     (500)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $     -

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Operations


                                                                  From
                                                              Inception on
                                                                 May 25,
                                 For the Years Ended           1967 Through
                                     December 31,              December 31,
                                 1998           1997             1998

REVENUES                      $    -          $    -          $    -

EXPENSES                         (1,193)         (1,254)       (111,804)

NET LOSS FROM OPERATIONS         (1,193)         (1,254)       (111,804)

NET LOSS                      $  (1,193)      $  (1,254)      $(111,804)

BASIC LOSS PER SHARE          $   (0.00)      $   (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        1,907,984       1,907,984

                    SILVER RAMONA MINING COMPANY
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)
      From Inception on May 25, 1967 through December 31, 1998

                                                                      Deficit
                                                       Additional   Accumulated
                                                        Paid-In     During the
                                     Common Stock       Capital    Development
                                  Shares     Amount    (Deficit)      Stage

Inception on May 25, 1967            -     $    -     $     -       $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share        1,200,000    120,000    (120,000)         -

Common stock issued for
 services at $0.10 per share     10,000        1,000        -             -

Common stock issued for
 cash at approximately $0.15
 per share                      697,984       69,798      34,600          -

Net loss from inception on
 May 25, 1967 through
 December 31, 1993                 -            -           -         (105,398)

Balance, December 31, 1993    1,907,984      190,798     (85,400)     (105,398)

Net loss for the year ended
 December 31, 1994                 -            -           -             -

Balance, December 31, 1994    1,907,984      190,798     (85,400)     (105,398)

Net loss for the year ended
 December 31, 1995                 -            -           -             -

Balance, December 31, 1995    1,907,984      190,798     (85,400)     (105,398)

Net loss for the year ended
 December 31, 1996                 -            -           -           (3,959)

Balance, December 31, 1996    1,907,984      190,798     (85,400)     (109,357)

Capital contributed by
 shareholder                       -            -          4,713          -

Net loss for the year ended
 December 31, 1997                 -            -           -           (1,254)

Balance, December 31, 1997    1,907,984    $ 190,798   $ (80,687)   $ (110,611)

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit)(Continued)
    From Inception on May 25, 1967 through December 31, 1998

                                                                      Deficit
                                                       Additional   Accumulated
                                                         Paid-In     During the
                                    Common Stock         Capital    Development
                                Shares       Amount     (Deficit)      Stage

Balance, December 31, 1997    1,907,984    $ 190,798   $ (80,687)   $ (110,611)

Capital contributed by
 shareholder                       -            -          1,193          -

Net loss for the year ended
 December 31, 1998                 -            -           -           (1,193)

Balance, December 31, 1998    1,907,984    $ 190,798   $ (79,494)   $ (111,804)

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Cash Flows


                                                                       From
                                                                   Inception on
                                                                      May 25,
                                           For the Years Ended     1967 Through
                                               December 31,        December 31,
                                            1998         1997          1998

CASH FLOWS FROM OPERATING
  ACTIVITIES:

 Income (loss) from operations          $  (1,193)   $  (1,254)   $  (111,804)
 Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
  Stock issued for services                  -            -             1,000
 Changes in operating liabilities:
  Increase (decrease) in accounts
   payable                                   -          (3,459)           500

   Net Cash (Used) by
    Operating Activities                   (1,193)      (4,713)      (110,304)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                 -            -              -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Capital contributed by shareholder         1,193        4,713          5,906
 Issuance of common stock for cash           -            -           104,398

   Net Cash Provided by
    Financing Activities                    1,193        4,713        110,304

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        -            -              -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                      -            -              -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $   -        $   -        $     -

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
              Statements of Cash Flows (Continued)

                                                                      From
                                                                   Inception on
                                                                      May 25,
                                           For the Years Ended     1967 Through
                                                December 31,       December 31,
                                             1998        1997          1998
Cash Paid For:

 Interest                                $   -        $   -        $    -
 Income taxes                            $   -        $   -        $    -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

 Stock issued for services               $   -        $   -        $   1,000

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

       On May 25, 1967, Silver Ramona Mining Company was incorporated under the laws of Idaho with the purpose of developing mining claims. On the date of incorporation, 3,000,000 shares of $0.10 par value common stock were authorized.

       Operations were never commenced due to a lack of funding and all mining claims were lost.

       The Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting.

       b.  Provision for Taxes

       No provision for income taxes has been made due to the inactive status of the Company.

       c.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       d.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating company. In the interim, management is committed to covering all operating and other costs until a merger is completed.

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 1998 and 1997


NOTE 4 - STOCK TRANSACTIONS

       In July 1967, the Board of Directors issued 1,200,000 shares of $0.10 par value common stock for mining claims.
       The claims were recorded at predecessor cost of $0.00 per share.

       In July 1967, the Board of Directors issued 10,000 shares of $0.10 par value common stock for services rendered during the organization of the Company. The services were valued at $0.10 per share.

       On April 30, 1969, the Board of Directors initiated a public offering in which 697,984 shares of $0.10 par value common stock were sold at a gross price of approximately
       $0.15 per share.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     Robert S. Turnbow        79        President and Director
     Dale B. Lavigne          66        Secretary / Treasurer and
                                        Director
     Lewis J. Lavigne         72        Director
     Duane E. Little          59        Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees. Presently, none of the Company's directors are directors of any other "shell" or "blank check" companies or other corporations that are actively pursuing acquisitions or mergers, and management has not been involved with previous blank check offerings. Current management of the Company has no present intent, nor is it likely that they will become involved with promoting other shell or blank check companies in the foreseeable future.

    No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    All of the Company's present directors are either retired or have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote less than ten hours per month to the Company's activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

    Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

    The business experience of each of the persons listed above during the past five years is as follows:

    Robert S. Turnbow is President of the Company and has been a director since its inception in 1967. For the past five years and previously, Mr. Turnbow has served as a director of several other small mining companies in Idaho. He is also a retired motel owner and operator. Mr. Turnbow has over 25 years of mining industry experience.

    Dale B. Lavigne is the Secretary / Treasurer of the Company and has been a director since its inception in 1967. For the past five years and previously, Mr. Lavigne worked as an officer and/or director of several mining companies, including the Metropolitan Mines Corporation. He is also President, director and major shareholder of Osburn Drug Company of Osburn, Idaho. Mr. Lavigne attended the University of Montana where he earned a degree as a pharmacist.

    Lewis J. Lavigne has been a director of the Company since its inception in 1967. He has over 25 years of experience in management of the Company and other small mining enterprises. In Recent years, he has also worked as a director of other small mining companies in Idaho. He is an officer, director and shareholder of Osburn Drug Company of Osburn, Idaho. Mr. Lavigne attended the University of Idaho and is a retired metallurgical accountant by training.

    Duane E. Little has been a director of the Company since its inception in 1967. He has over 25 years of experience in management of the Company and has worked as a director of other small mining companies. He has also held the position of Shoshone County Assessor since 1975. He studied business and applied science at the University of Idaho where he received a bachelor's degree.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1997 and 1996. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address           Amount and Nature of       Percent
of Beneficial Owner        Beneficial Ownership      of Class(1)
Dale B. Lavigne*                 299,500                15.7%
  Box A
  Osburn, ID 83849
Lewis J. Lavigne                 300,000                15.7%
  HC-01 Box 188
  Kellogg, ID 83837
Duane E. Little                  300,000                15.7%
  211 West Elder
  Kellogg, ID 83837

Robert S. Turnbow                300,000                15.7%
  111 West Elder
  Kellogg, ID 83837
All directors and officers     1,199,500                62.8%
  a group (4 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1,907,984 shares of common stock outstanding on December 31, 1998.

Item 12.  Certain Relationships and Related Transactions

     During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

                              PART V

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         *2(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

         *2(ii)     By-Laws filed as Exhibit to Form 10-SB.

         *4         Specimen Stock Certificate filed as Exhibit to
                    Form 10-SB.

          27        Financial Data Schedule
          - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

     (b)  Reports on Form 8-K

                              None

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Silver Ramona Mining Company



                                   BY: /S/ Robert S. Turnbow
                                   Robert S. Turnbow
                                   President and Director

Dated:  April 15, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President and        April 15, 1999
 /S/ Robert S. Turnbow        Director (C.F.O.)
     Robert S. Turnbow


                              Secretary/Treasurer  April 15, 1999
 /S/ Dale B. Lavigne          and Director
     Dale B. Lavigne         (Principal Accounting Officer)


                                                   April 15, 1999
 /S/ Lewis J. Lavigne         Director
     Lewis J. Lavigne



 /S/ Duane E. Little          Director             April 15, 1999
     Duane E. Little