Form 10QSB
period 1999-03-31
SILVER RAMONA MINING CO
filed 1999-05-21
CIK 1045151

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-23737

                   SILVER RAMONA MINING COMPANY
(Exact name of small business issuer as specified in its charter)

            Idaho                           82-0290939
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

           211 West Elder Avenue, Kellogg, Idaho 83837
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (208) 786-7572

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                   Outstanding as of March 31, 1999

Common Stock, $.001 par value                   1,907,984

                        TABLE OF CONTENTS

Heading                                                                  Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- March 31, 1999 and December 31, 1998.          4

          Statements of Operations -- three months ended
            March 31, 1999 and 1998 . . . . . . . . . . . . . . .          5

          Statements of Stockholders' Equity  . . . . . . . . . .          6

          Statements of Cash Flows -- three months ended
            March 31, 1999 and 1998 . . . . . . . . . . . . . . .          8

          Notes to Financial Statements . . . . . . . . . . . . .         10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .        12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        14

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .        14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .        14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .        14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .        14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .        15

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















                   SILVER RAMONA MINING COMPANY


                       FINANCIAL STATEMENTS

               March 31, 1999 and December 31, 1998

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                            March 31,   December 31,
                                              1999         1998
                                          (Unaudited)
CURRENT ASSETS

 Cash                                    $     -        $     -

  TOTAL ASSETS                           $     -        $     -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                        $    2,100     $      500

  Total Current Liabilities                   2,100            500

STOCKHOLDERS' EQUITY

 Common stock $0.10 par value; authorized
  3,000,000 shares; 1,907,984 shares issued
  and outstanding                           190,798        190,798
 Additional paid-in capital (deficit)       (79,494)       (79,494)
 Deficit accumulated during the
  development stage                        (113,404)      (111,804)

  Total Stockholders' Equity (Deficit)       (2,100)          (500)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $     -         $    -

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                   From
                                                               Inception on
                                           For the                May 25,
                                     Three Months Ended        1967 Through
                                          March 31,               March 31,
                                   1999             1998             1999

REVENUES                      $      -         $      -         $      -

EXPENSES                           (1,600)            -            (113,404)

NET LOSS FROM OPERATIONS           (1,600)            -            (113,404)

NET LOSS                      $    (1,600)     $      -         $  (113,404)

BASIC LOSS PER SHARE          $     (0.00)     $      0.00

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          1,907,984        1,907,984

                    SILVER RAMONA MINING COMPANY
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)
        From Inception on May 25, 1967 through March 31, 1999

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

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit)(Continued)
     From Inception on May 25, 1967 through March 31, 1999

                                                                       Deficit
                                                         Additional  Accumulated
                                                           Paid-In    During the
                                      Common Stock         Capital   Development
                                   Shares     Amount      (Deficit)     Stage

Balance, December 31, 1997       1,907,984  $ 190,798   $  (80,687)  $ (110,611)

Capital contributed by
 shareholder                          -          -           1,193         -

Net loss for the year ended
 December 31, 1998                    -          -            -          (1,193)

Balance, December 31, 1998       1,907,984    190,798      (79,494)    (111,804)

Net loss for the three months
 ended March 31, 1999
 (unaudited)                          -          -            -          (1,600)

Balance, March 31, 1999
 (unaudited)                     1,907,984  $ 190,798   $  (79,494)  $ (113,404)

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)


                                                                   From
                                                               Inception on
                                                For the           May 25,
                                          Three Months Ended   1967 Through
                                               March 31,         March 31,
                                           1999        1998         1999

CASH FLOWS FROM OPERATING
  ACTIVITIES:

 Loss from operations                   $ (1,600)    $   -       $ (113,404)
 Adjustments to reconcile net loss
  to net cash (used) by operating
  activities:
  Stock issued for services                 -            -            1,000
 Changes in operating liabilities:
  Increase (decrease) in accounts
   payable                                (1,600)        -            2,100

   Net Cash (Used) by
    Operating Activities                    -            -         (110,304)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                -            -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Capital contributed by shareholder         -            -            5,906
 Issuance of common stock for cash          -            -          104,398

   Net Cash Provided by
    Financing Activities                    -            -          110,304

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       -            -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     -            -             -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $   -        $   -        $    -

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
              Statements of Cash Flows (Continued)
                          (Unaudited)
                                                                      From
                                                                  Inception on
                                               For the               May 25,
                                          Three Months Ended      1967 Through
                                               March 31,            March 31,
                                          1999          1998          1999

Cash Paid For:

 Interest                               $   -         $   -        $    -
 Income taxes                           $   -         $   -        $    -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

 Stock issued for services              $   -         $   -        $   1,000

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                         March 31, 1999

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

       b.  Provision for Taxes

       No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $8,000 which expire by 2014. The benefit of the net operating loss carryovers has been offset by a valuation allowance in full.

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

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                         March 31, 1999

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

Net Operating Loss

    The Company has accumulated approximately $8,000 of net operating loss carryforwards as of March 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the three month period ended March 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

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

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILVER RAMONA MINING COMPANY



Date:  May 21, 1999               By:  /S/ Robert S. Turnbow
                                       ROBERT S. TURNBOW
                                       C.E.O., President and
                                       Director



Date: May 21, 1999                By:  /S/ Dale B. Lavigne
                                       DALE B. LAVIGNE
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting Officer)