Form 10QSB
period 1999-06-30
SILVER RAMONA MINING CO
filed 1999-08-16
CIK 1045151

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Outstanding as of June 30, 1999

Common Stock, $.001 par value                          1,907,984



                        TABLE OF CONTENTS

Heading                                                              Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .     3

          Balance Sheets -- June 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .     4

          Statements of Operations -- three months and
            six months ended June 30, 1999 and 1998. . . . . . . .     5

          Statements of Stockholders' Equity . . . . . . . . . . .     6

          Statements of Cash Flows -- three months and
            six months ended June 30, 1999 and 1998. . . . . . . .     8

          Notes to Financial Statements  . . . . . . . . . . . . .    10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .    12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    14

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .    14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .    14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .    14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .    14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .    14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .    15


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                   SILVER RAMONA MINING COMPANY


                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998





                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                 June 30,       December 31,
                                                   1999              1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                           $     -          $     -

  TOTAL ASSETS                                  $     -          $     -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                               $    2,100       $      500

  Total Current Liabilities                          2,100              500

STOCKHOLDERS' EQUITY

 Common stock $0.10 par value; authorized
  3,000,000 shares; 1,907,984 shares issued
  and outstanding                                  190,798          190,798
 Additional paid-in capital (deficit)              (78,048)         (79,494)
 Deficit accumulated during the development stage (114,850)        (111,804)

  Total Stockholders' Equity (Deficit)              (2,100)            (500)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                             $     -          $     -



                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                       From
                                                                    Inception on
                             For the                 For the           May 25,
                        Three Months Ended      Six Months Ended    1967 Through
                             June 30,                June 30,          June 30,
                         1999        1998        1999       1998         1999


REVENUES               $   -       $   -       $   -       $   -     $     -

EXPENSES                  1,446        -          3,046        -        114,850

NET LOSS FROM
 OPERATIONS              (1,446)       -         (3,046)       -       (114,850)

NET LOSS               $ (1,446)   $   -       $ (3,046)   $   -      $(114,850)

BASIC LOSS PER SHARE   $  (0.00)   $   0.00    $  (0.00)   $   0.00




                      SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
          From Inception on May 25, 1967 through June 30, 1999

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


                     SILVER RAMONA MINING COMPANY
                    (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit)(Continued)
         From Inception on May 25, 1967 through June 30, 1999

                                                                       Deficit
                                                        Additional   Accumulated
                                                          Paid-In     During the
                                     Common Stock         Capital    Development
                                  Shares      Amount     (Deficit)      Stage

Balance, December 31, 199       1,907,984   $ 190,798   $ (80,687)   $ (110,611)

Capital contributed by
 shareholder                         -           -          1,193          -

Net loss for the year ended
 December 31, 1998                   -           -           -           (1,193)

Balance, December 31, 1998      1,907,984     190,798     (79,494)     (111,804)

Capital contributed by
 shareholder (unaudited)             -           -          1,446          -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                         -           -           -           (3,046)

Balance, June 30, 1999
 (unaudited)                    1,907,984   $ 190,798   $ (78,048)   $ (114,850)




                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                                                                       From
                                                                    Inception on
                                       For the          For the       May 25,
                                Three Months Ended Six Months Ended 1967 Through
                                        June 30,        June 30,      June 30,
                                      1999    1998    1999    1998      1999

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Loss from operations              $(1,446) $  -   $(3,046) $  -   $ (114,850)
  Adjustments to reconcile net loss
   to net cash (used) by operating
   activities:
   Stock issued for services           -        -      -        -        1,000
  Changes in operating liabilities:
   Increase (decrease) in accounts
    payable                            -        -     1,600     -        2,100

      Net Cash (Used) by
       Operating Activities          (1,446)    -    (1,446)    -     (111,750)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                           -        -      -        -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Capital contributed by shareholder  1,446     -     1,446     -        7,352
  Issuance of common stock for cash    -        -      -        -      104,398

      Net Cash Provided by
       Financing Activities           1,446     -     1,446     -      111,750

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -        -      -        -         -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                -        -      -        -         -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $  -     $  -   $  -     $  -    $    -

                       SILVER RAMONA MINING COMPANY
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                        From
                                                                    Inception on
                                       For the          For the        May 25,
                                Three Months Ended Six Months Ended 1967 Through
                                       June 30,         June 30,      June 30,
                                     1999     1998   1999     1998      1999

Cash Paid For:

  Interest                          $  -     $  -   $  -    $  -     $    -
  Income taxes                      $  -     $  -   $  -    $  -     $    -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

  Stock issued for services         $  -     $  -   $  -    $  -     $   1,000
  Expenses paid on the company's
    behalf by a shareholder         $ 1,446  $  -   $ 1,446 $  -     $   7,352




                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 1999

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

       b.  Provision for Taxes

       No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $9,500 which expire by 2014. The benefit of the net operating loss carryovers has been offset by a valuation allowance in full.

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

       e.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

       f.  Basic Loss Per Share

       Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.



                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 1999

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

     Silver Ramona Mining Company (the "Company") is considered a development stage company with no assets or capital and with no significant operations or income for several years. The costs and expenses associated with the preparation and filing of the Company's registration statement in 1998 were paid for by a shareholder and unpaid consultant of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote.

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

Net Operating Loss

    The Company has accumulated approximately $9,500 of net operating loss carryforwards as of June 30, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the six month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILVER RAMONA MINING COMPANY



Date:  August 16, 1999            By:  /S/ Robert S. Turnbow
                                       ROBERT S. TURNBOW
                                       C.E.O., President and
                                       Director



Date:  August 16, 1999            By:  /S/ Dale B. Lavigne
                                       DALE B. LAVIGNE
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting
                                        Officer)