Form 10QSB
period 1999-09-30
SILVER RAMONA MINING CO
filed 1999-11-17
CIK 1045151

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class               Outstanding as of September 30, 1999

Common Stock, $.001 par value                1,907,984



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three months and
            nine months ended September 30, 1999 and 1998  . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three months and
            nine months ended September 30, 1999 and 1998  . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .         10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         13

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         14



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                   SILVER RAMONA MINING COMPANY


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998










                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                          September 30,  December 31,
                                             1999           1998
                                          (Unaudited)
CURRENT ASSETS

 Cash                                    $     -         $      -

  TOTAL ASSETS                           $     -         $      -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

 Accounts payable                        $    2,350      $       500

  Total Current Liabilities                   2,350              500

STOCKHOLDERS' EQUITY

 Common stock $0.10 par value; authorized
  3,000,000 shares; 1,907,984 shares issued
  and outstanding                           190,798          190,798
 Additional paid-in capital (deficit)       (78,048)         (79,494)
 Deficit accumulated during the
  development stage                        (115,100)        (111,804)

  Total Stockholders' Equity (Deficit)       (2,350)            (500)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $     -         $      -





                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                       From
                                                                   Inception on
                             For the                For the           May 25,
                       Three Months Ended     Nine Months Ended    1967 Through
                          September 30,          September 30,     September 30,
                        1999        1998       1999        1998         1999


REVENUES             $   -       $   -       $   -       $   -       $     -

EXPENSES                  250         596       3,296         596       115,100

NET LOSS FROM
 OPERATIONS              (250)       (596)     (3,296)       (596)     (115,100)

NET LOSS             $   (250)   $   (596)   $ (3,296)   $   (596)   $ (115,100)

BASIC LOSS PER SHARE $  (0.00)   $  (0.00)   $  (0.00)   $  (0.00)







                      SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit)
       From Inception on May 25, 1967 through September 30, 1999

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


                     SILVER RAMONA MINING COMPANY
                    (A Development Stage Company)
       Statements of Stockholders' Equity (Deficit)(Continued)
      From Inception on May 25, 1967 through September 30, 1999

                                                                       Deficit
                                                        Additional   Accumulated
                                                          Paid-In     During the
                                     Common Stock         Capital    Development
                                 Shares      Amount      (Deficit)      Stage

Balance, December 31, 1997     1,907,984   $ 190,798    $ (80,687)   $ (110,611)

Capital contributed by
 shareholder                        -           -           1,193          -

Net loss for the year ended
 December 31, 1998                  -           -            -           (1,193)

Balance, December 31, 1998     1,907,984     190,798      (79,494)     (111,804)

Capital contributed by
 shareholder (unaudited)            -           -           1,446          -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                        -           -            -           (3,296)

Balance, September 30, 1999
 (unaudited)                   1,907,984   $ 190,798    $ (78,048)   $ (115,100)





                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                                                                       From
                                                                   Inception on
                                       For the           For the      May 25,
                               Three Months Ended Nine Months Ended 1967 Through
                                    September 30,    September 30, September 30,
                                     1999    1998    1999      1998     1999

CASH FLOWS FROM OPERATING
  ACTIVITIES:

 Loss from operations               $(250)  $(596)  $(3,296)  $(596)  $(115,100)
 Adjustments to reconcile net loss
  to net cash (used) by operating
  activities:
  Stock issued for services          -       -         -       -          1,000
 Changes in operating liabilities:
  Increase (decrease) in accounts
   payable                            250     596     1,850     596       2,350

    Net Cash (Used) by
     Operating Activities            -       -       (1,446)   -       (111,750)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                         -       -         -       -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Capital contributed by shareholder  -       -        1,446    -          7,352
 Issuance of common stock for cash   -       -         -       -        104,398

    Net Cash Provided by
     Financing Activities            -       -        1,446    -        111,750

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                -       -         -       -           -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD              -       -         -       -           -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                 $  -    $  -      $  -    $  -       $   -





                       SILVER RAMONA MINING COMPANY
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                               (Unaudited)

                                                                       From
                                                                   Inception on
                                    For the           For the         May 25,
                             Three Months Ended  Nine Months Ended  1967 Through
                                 September 30,     September 30,   September 30,
                                 1999     1998     1999     1998      1999

Cash Paid For:

 Interest                       $  -     $  -     $  -     $  -     $   -
 Income taxes                   $  -     $  -     $  -     $  -     $   -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

 Stock issued for services      $  -     $  -     $  -     $  -     $ 1,000
 Expenses paid on the company's
   behalf by a shareholder      $  -     $  -     $ 1,446  $  -     $ 7,352








                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
               Notes to the Financial Statements
                       September 30, 1999

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     Silver Ramona Mining Company (the "Company") is considered a development stage company. Presently the Company has no assets or capital and has not realized any significant operations or income for several years. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote.

Plan of Operation

    Presently and for at least the next 12 months, the Company intends to actively seek out and investigate possible business opportunities. The Company's primary goal is to identify one or more prospective business opportunities and to acquire or merge with the business or businesses. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. In the event the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

    As of the date hereof, the Company has not entered into any arrangements or definitive agreements to use outside advisors or consultants or to raise capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Net Operating Loss

    The Company has accumulated a small net operating loss carryforwards as of September 30, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the nine month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILVER RAMONA MINING COMPANY



Date:  November 17, 1999               By:  /S/ Robert S. Turnbow
                                            ROBERT S. TURNBOW
                                            C.E.O., President and
                                            Director



Date:  November 17, 1999               By:  /S/ Dale B. Lavigne
                                            DALE B. LAVIGNE
                                            Secretary/Treasurer,  and
                                            Director
                                            (Principal Accounting
                                            Officer)