Form 10KSB
period 1999-12-31
SILVER RAMONA MINING CO
filed 2000-04-17
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

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

               Class                Outstanding as of December 31, 1999
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

     On February 28, 2000 the shareholders voted to relocate the domicile of incorporation of the Company from the State of Idaho to the State of Delaware, to effect a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for 3.815968 shares basis and to amend the Company's Articles of Incorporation and change the authorized capitalization to 50,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of Preferred Stock. At the time of this filing no corporate action has been taken on any of these matters. The Company intends to file a report on Form 8-K at the effective date of the changes.

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

Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act. The Company files its reports with the Commission electronically. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The address of that site is (http://www.sec.gov.).

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

     The Company has been in the developmental stage since 1984 and has had no operations since 1984. The proposed business activities described herein classify the Company as a "blank check" company.
Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.


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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999. However, On February 28,
2000 the shareholders voted to relocate the domicile of incorporation of the Company from the State of Idaho to the State of Delaware, to effect a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for 3.815968 shares basis and to amend the Company's Articles of Incorporation and change the authorized capitalization to 50,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of Preferred Stock. At the time of this filing no corporate action has been taken on any of these matters. The Company intends to file a report on Form 8-K at the effective date of the changes.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board.
Its application has been finalized and a trading symbol has been assigned to the Company. It's trading symbol is SRMC.

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

    As of December 31, 1999 the Company had issued and outstanding 1,907,984 shares of Common Stock and there were approximately 371 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

  The Financial Accounting Standards Board ("FASB")has also issued
SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
 SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements.
SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for
Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.






                        SILVER RAMONA MINING COMPANY
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             December 31, 1999








                                  CONTENTS


Independent Auditors' Report                                            3

Balance Sheet                                                           4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            6

Statements of Cash Flows                                                8

Notes to the Financial Statements                                      10

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Silver Ramona Mining Company
(A Development Stage Company)
Osburn, Idaho


We have audited the accompanying balance sheet of Silver Ramona Mining Company (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception on May 25, 1967 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Ramona Mining Company (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on May 25, 1967 through December 31, 1999 in conformity with generally accepted accounting principles.

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




Jones, Jensen & Company
Salt Lake City, Utah
April 13, 2000

                          SILVER RAMONA MINING COMPANY
                         (A Development Stage Company)
                                  Balance Sheet

                                      ASSETS

                                                               December 31,
                                                                   1999
                                                              -------------

CURRENT ASSETS

Cash on hand                                                   $      -
                                                               -------------

TOTAL ASSETS                                                  $       -
                                                              ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                                              $          62
                                                              -------------

Total Current Liabilities                                                62
                                                              -------------
STOCKHOLDERS' EQUITY

Common stock $0.10 par value; authorized
 3,000,000 shares; 1,907,984 shares issued
 and outstanding                                                     190,798
Additional paid-in capital (deficit)                                (76,839)
Deficit accumulated during the development stage                   (114,021)
                                                               -------------

Total Stockholders' Equity (Deficit)                                   (62)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                                $       -
                                                                 =============










The accompanying notes are an integral part of these financial statements.

                         SILVER RAMONA MINING COMPANY
                         (A Development Stage Company)
                           Statements of Operations


                                                                    From
                                                                Inception on
                                                                    May 25,
                                    For the Years Ended          1967 Through
                                December 31,     December 31,
                                    1999            1998               1999
                                -----------      -----------       -----------
REVENUES                        $      -         $     -           $      -

EXPENSES                              2,217            1,193          114,021
                                ------------     ------------      -----------
NET LOSS                        $    (2,217)     $    (1,193)      $ (114,021)
                                ============     ============      ===========
BASIC LOSS PER SHARE            $     (0.00)     $     (0.00)
                                ============     ============      ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             1,907,984        1,907,984
                                ============     ============


























The accompanying notes are an integral part of these financial statements.

                         SILVER RAMONA MINING COMPANY
                         (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
            From Inception on May 25, 1967 through December 31, 1999

                                                                             Deficit
                                                              Additional    Accumulated
                                                                Paid-In      During the
                                                 Common Stock   Capital     Development
                                       Shares       Amount     (Deficit)      Stage
                                   -----------   ------------   --------    -----------
Inception on May 25, 1967                   -    $        -    $       -   $        -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share            1,200,000       120,000       (120,000)         -

Common stock issued for
 services at $0.10 per                 10,000         1,000            -            -

Common stock issued for
 cash at approximately $0.15
 per share                            697,984        69,798          34,600         -

Net loss from inception on
 May 25, 1967 through
 December 31, 1993                        -              -               -    (105,398)
                                     ---------       --------       --------   --------
Balance, December 31, 1993           1,907,984        190,798       (85,400)  (105,398)

Net loss for the year ended
 December 31, 1994                        -              -               -            -
                                     ----------      ----------     ---------   -------

Balance, December 31, 1994            1,907,984       190,798       (85,400)  (105,398)

Net loss for the year ended
 December 31, 1995                          -             -             -             -
                                      ----------     ----------     ---------  --------
Balance, December 31, 1995             1,907,984        190,798     (85,400)  (105,398)
Net loss for the year ended
 December 31, 1996                           -              -            -            -
                                      ----------     ---------     ----------   -------
Balance, December 31, 1996             1,907,984       190,798      (85,400)  (109,357)

Capital contributed by
 shareholder                                 -              -          4,713          -

Net loss for the year ended
 December 31, 1997                           -              -             -      (1,254)
                                      -----------     ---------     ----------  ---------

Balance, December 31, 1997            1,907,984       $ 190,798    $ (80,687)  $(110,611)

The accompanying notes are an integral part of these financial statements.

                       SILVER RAMONA MINING COMPANY
                       (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)
           From Inception on May 25, 1967 through December 31, 1999


                                                                          Deficit
                                                              Additional    Accumulated
                                                                Paid-In      During the
                                                 Common Stock   Capital     Development
                                       Shares       Amount     (Deficit)      Stage
                                   -----------   ------------   --------    -----------

Balance, December 31, 1997           1,907,984   $   190,798   $ (80,687)    $ (110,611)

Capital contributed by
 shareholder                               -              -         1,193             -

Net loss for the year ended
 December 31, 1998                         -              -             -         (1,193)
                                     ---------    -----------   -----------   -----------
Balance, December 31, 1998           1,907,984       190,798       (79,494)     (111,804)

Capital contributed by
 shareholder                              -                -         2,655              -

Net loss for the year ended
 December 31, 1999                        -                -            -        (2,217)
                                    ----------    -----------   -----------  ------------

Balance, December 31, 1999           1,907,984   $  190,798    $  (76,839)    $ (114,021)
                                     =========   ==========    ===========    ===========



















The accompanying notes are an integral part of these financial statements.

                              SILVER RAMONA MINING COMPANY
                              (A Development Stage Company)
                                Statements of Cash Flows

                                                                     From
                                                                Inception on
                                                                    May 25,
                                    For the Years Ended          1967 Through
                                December 31,     December 31,
                                    1999            1998               1999
                                  -----------      -----------       -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net loss                         $    (2,217)        $ (1,193)         $ (114,021)
Adjustments to reconcile net loss
 to net cash (used) by operating
 activities:
Stock issued for services                -               -                  1,000
Changes in operating liabilities:
Increase (decrease) in accounts
 payable                                (438)            -                     62
                                   ---------       ----------          ------------
Net Cash (Used) by
 Operating Activities                 (2,655)        (1,193)             (112,959)
                                   ---------      -----------          ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                             -               -                     -
                                   ---------      -----------          ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Capital contributed by shareholder     2,655          1,193                8,561
Issuance of common stock for cash        -              -                104,398
                                    ---------     -----------        -------------

    Net Cash Provided by
     Financing Activities              2,655          1,193            (112,959)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    -              -                     -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  -              -                     -
                                    ---------     ---------        -------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $    -        $     -           $         -
                                    ==========    ==========        =============



The accompanying notes are an integral part of these financial statements.

                          SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                         Statements of Cash Flows (Continued)

                                                                     From
                                                                Inception on
                                                                    May 25,
                                    For the Years Ended          1967 Through
                                December 31,     December 31,
                                    1999            1998               1999
                                -----------      -----------       -----------

Cash Paid For:

Interest                         $      -        $       -          $     -
Income taxes                     $      -        $       -          $     -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

Stock issued for services                                           $  1,000








The accompanying notes are an integral part of these financial statements.


                      SILVER RAMONA MINING COMPANY
                      (A Development Stage Company)
                    Notes to the Financial Statements
                           December 31, 1999


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

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

e. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                 December 31,
                                         -----------------------------
                                            1999            1998
                                         -----------     -----------
Numerator-loss                           $   (2,217)     $   (1,193)
Denominator-weighted average number of
 shares outstanding                        1,907,984       1,907,984
                                          -----------     -----------
Loss per share                           $     (0.00)     $    (0.00)

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



                   SILVER RAMONA MINING COMPANY
                  (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 1999 and 1998


NOTE 4 -STOCK TRANSACTIONS

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

NOTE 5- SUBSEQUENT EVENTS

On February 28, 2000 the shareholders voted to relocate the domicile of incorporation of the Company from the State of Idaho to the State of Delaware, to effect a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for 3.815968 shares basis and to amend the Company's Articles of Incorporation and change the authorized capitalization to 50,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of Preferred Stock. At the time of this filing no corporate action has been taken on any of these matters.


Item 8.  Changes in and Disagreements with Accountants on Accounting
	   and Financial Disclosure.

     Not applicable.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company are as follows:

           Name              Age            Position
     Robert S. Turnbow        80        President and Director
     Dale B. Lavigne          67        Secretary / Treasurer and
                                        Director
     Lewis J. Lavigne         73        Director
     Duane E. Little          60        Director
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

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1999, 1998 and 1997. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address           Amount and Nature of       Percent
of Beneficial Owner        Beneficial Ownership      of Class(1)
Dale B. Lavigne*                 299,500                15.7%
  Box A
  Osburn, ID 83849
Lewis J. Lavigne*                300,000                15.7%
  HC-01 Box 188
  Kellogg, ID 83837
Duane E. Little*                 300,000                15.7%
  211 West Elder
  Kellogg, ID 83837

Robert S. Turnbow*               300,000                15.7%
  111 West Elder
  Kellogg, ID 83837
All directors and officers     1,199,500                62.8%
  a group (4 persons)

      *   Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1,907,984 shares of common stock outstanding on December 31, 1999.

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

                              None
_

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

Dated:  April 14, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              President and        April 14, 2000
 /S/ Robert S. Turnbow        Director (C.F.O.)
     Robert S. Turnbow


                              Secretary/Treasurer  April 14, 2000
 /S/ Dale B. Lavigne          and Director
     Dale B. Lavigne         (Principal Accounting Officer)


                                                   April 14, 2000
 /S/ Lewis J. Lavigne         Director
     Lewis J. Lavigne



 /S/ Duane E. Little          Director             April 14, 2000
     Duane E. Little