Form 10-Q
period 2000-03-31
SILVER RAMONA MINING CO
filed 2000-05-22
CIK 1045151

Formatting:  .5 left, .5 right, 1" top, 1" bottom

Begin at start





























Start



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2000

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                     Commission File Number 0-23737

                     SILVER RAMONA MINING COMPANY
(Exact name of small business issuer as specified in its charter)

            Idaho                           82-0290939
-------------------------------         -----------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

             211 West Elder Ave., Kellogg, Id. 83837
              --------------------------------------
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of March 31, 2000.
Common Stock, $.001 par value              1,907,984

                     SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   March 31, 2000 and December 31, 1999


                              C O N T E N T S
PART I

Independent Auditors' Report                                            3

Balance Sheets                                                          4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            5

Statements of Cash Flows                                                8

Notes to the Financial Statements                                       8

PART II

Item 1  Legal Proceedings                                              11

Item 2  Changes in Securities                                          11

Item 3  Defaults in Senior Securities                                  11

Item 4  Submission of Matters to a Vote of Security Holders            11

Item 5  Other Information                                              11

Item 6  Exhibits and Reports on Form 8-K                               12

                 INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
SILVER RAMONA MINING COMPANY
(A Development Stage Company)
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Silver Ramona Mining Company (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Silver Ramona Mining Company (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 13, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 10, 2000

                        SILVER RAMONA MINING COMPANY
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS

                                                    March 31,    December 31,
                                                      2000           1999

CURRENT ASSETS

Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -
                                                  ===========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $     1,500    $     62
                                                  -----------    --------
Total Current Liabilities                               1,500          62
                                                  -----------    --------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized,
-0- outstanding                                            -             -
Common stock $0.001 par value; authorized
 50,000,000 shares; 500,000 shares issued
 and outstanding                                          500         500
Additional paid-in capital                            114,911     113,459
Deficit accumulated during the development stage     (116,911)   (114,021)
                                                  -----------     --------
Total Stockholders' Equity (Deficit)                   (1,500)        (62)
                                                  -----------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                   $     -         $     -
                                                  ===========     ========


        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                         SILVER RAMONA MINING COMPANY
                         (A Development Stage Company)
                           Statements of Operations


                                                                    From
                                                                Inception on
                                                                   May 25,
                          For the Three Months Ended            1967 Through
                                  March 31,                       March 31,
                              2000           1999                    2000
                         ----------------------------------------------------

REVENUES                  $     -          $     -              $     -

EXPENSES                      2,890            1,600              116,911

NET LOSS                  $  (2,890)       $  (1,600)           $ (116,911)

BASIC LOSS PER SHARE      $   (0.01)       $   (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING      500,000          500,000
                         ===========       ============


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.







                          SILVER RAMONA MINING COMPANY
                         (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
            From Inception on May 25, 1967 Through March 31, 2000

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional      During the
                                        Common Stock             Paid-in       Development
                                     Shares         Amount        Capital          Stage
                                    --------------------------------------------------------

Inception on May 25, 1967                 -    $     -          $     -        $     -

Common stock issued for mining
 claims recorded at predecessor

 cost of $0.00 per share              314,468          314           (314)           -

Common stock issued for services
 at $0.10 per share                      2,621           3            997            -

Common stock issued for cash
at approximately
$0.15 per share                        182,911         183         104,215           -

Net loss from inception on
May 25, 1967 through
December 31, 1993                          -            -              -       (105,398)
                                       --------      --------      ---------   ----------

Balance, December 31, 1993             500,000          500        104,898     (105,398)

Net loss for the year ended
December 31, 1994                          -            -              -              -
                                       --------      --------      ---------   ----------
Balance, December 31, 1994             500,000          500        104,898     (105,398)

Net loss for the year ended
December 31, 1995                          -            -              -              -
                                       --------      --------      ---------   ----------
Balance, December 31, 1995             500,000          500        104,898     (105,398)

Net loss for the year ended
 December 31, 1996                          -            -              -       (3,959)
                                       --------      --------      ---------   ----------
Balance, December 31, 1996             500,000          500        104,898     (109,357)

Capital contributed by
 shareholder                               -             -           4,713           -

Net loss for the year ended
December 31, 1997                          -            -              -        (1,254)
                                       --------      --------      ---------   ----------
Balance, December 31, 1997             500,000          500        109,611     (110,611)
                                       --------      --------      ---------   ----------

Capital contributed by
 shareholder                               -             -           1,193           -

Net loss for the year ended
December 31, 1998                          -            -              -        (1,193)
                                       --------      --------      ---------   ----------
Balance, December 31, 1998             500,000          500        110,804     (111,804)

Capital contributed by
 shareholder                               -             -           2,655           -

Net loss for the year ended
December 31, 1999                          -            -              -        (2,217)
                                       --------      --------      ---------   ----------
Balance, December 31, 1999             500,000          500        113,459     (114,021)

Capital contributed by
 shareholder                               -             -           1,452           -

Net loss for the three months
 ended March 31, 2000                      -             -              -       (2,890)
                                       --------      --------      ---------   ----------

Balance, March 31, 2000                500,000       $   500       $ 114,911   $ (116,911)
                                       ========      ========      =========   ===========


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.






                       SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                              From
                                                                        Inception on
                                                                         October 9,
                                         For the Three Months Ended            1968 Through
                                                  March 31,                       March 31,
                                              2000           1999                    2000
                                        ----------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                                   $ (2,980)        $ (1,600)            $ (116,911)
Adjustments to reconcile net loss to
 net cash (used) by operating activities:
Stock issued for services                       -                 -                  1,000
Changes in operating liabilities:
Increase (decrease) in accounts payable        1,438            1,600                1,500
                                           ----------       ----------            ----------
Net Cash (Used) by Operating
 Activities                                   (1,452)              -              (114,411)
                                           ----------        ----------           ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES                             -                 -                      -
                                           ----------        ----------           ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

Capital contributed by shareholder            1,452                 -                10,013

Issuance of common stock for cash                -                  -               104,398
                                             ----------        ----------          ---------

Net Cash Provided by
 Financing Activities                         1,452                 -               (114,411)
                                           ----------        ----------          ----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            -                  -                    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          -                  -                    -
                                           ----------         ----------         ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $      -           $      -           $        -
                                           ==========         ==========         ==========


       See Accountants' Review Report and the accompanying notes to the reviewed financial statements.




                            SILVER RAMONA MINING COMPANY
                      (A Development Stage Company)
                    Statements of Cash Flows (Continued)

                                                                              From
                                                                        Inception on
                                                                         October 9,
                                         For the Three Months Ended            1968 Through
                                                  March 31,                       March 31,
                                              2000           1999                    2000
                                        ----------------------------------------------------


Cash Paid For:

Interest                                  $      -         $      -               $      -
Income taxes                              $      -         $      -               $      -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

Stock issued for services                 $      -         $      -               $1,000


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                    SILVER RAMONA MINING COMPANY
                   (A Development Stage Company)
                 Notes to the Financial Statements
                March 31, 2000 and December 31, 1999

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

On May 25, 1967, Silver Ramona Mining Company was incorporated under the laws of Idaho with the purpose of developing mining claims. On the date of incorporation, 3,000,000 shares of $0.10 par value common stock were authorized.

Operations were never commenced due to a lack of funding and all mining claims were lost.

On February 28, 2000, the shareholders voted to relocate the domicile of incorporation of the Company from the State of Idaho to the State of Delaware.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                  SILVER RAMONA MINING COMPANY
                 (A Development Stage Company)
              Notes to the Financial Statements
            March 31, 2000 and December 31, 1999

e.  Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                   March 31,
                                              2000           1999

Numerator - loss                           $ (2,890)        $1,600
Denominator - weighted average number of
  shares outstanding                         500,000        500,000

Loss per share                              $ (0.01)        $ (0.00)

NOTE 3 -GOING CONCERN

The Company?s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating company. In the interim, management is committed to covering all operating and other costs until a merger is completed.

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

On February 28, 2000, the shareholders voted to effect a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for
3.815968 shares basis and to amend the Company's Articles of Incorporation and change the authorized capitalization to 50,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock. The accompanying financial statements reflect the stock split on a retroactive basis.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILVER RAMONA MINING COMPANY


Date:  May 15, 2000                    By:  /S/ Robert S. Turnbow
                                            ROBERT S. TURNBOW
                                            C.E.O., President and
                                            Director



Date: May 15, 2000                    By:  /S/ Dale B. Lavigne
                                            DALE B. LAVIGNE
                                            Secretary/Treasurer,  and
                                            Director
                                            (Principal Accounting
                                            Officer)