Form 10-Q
period 2000-06-30
SILVER RAMONA MINING CO
filed 2000-08-11
CIK 1045151

Formatting:  .5 left, .5 right, .5" top, .6" bottom

Begin at start



































Start

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended June 30, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of June 30, 2000.
Common Stock, $.001 par value              500,000

                     SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   March 31, 2000 and December 31, 1999


                              C O N T E N T S
PART I

Independent Auditors' Report                                            3

Balance Sheets                                                          4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            6

Statements of Cash Flows                                                8

Notes to the Financial Statements                                      10

PART II

Item 1  Legal Proceedings                                              12

Item 2  Changes in Securities                                          12

Item 3  Defaults in Senior Securities                                  12

Item 4  Submission of Matters to a Vote of Security Holders            12

Item 5  Other Information                                              12

Item 6  Exhibits and Reports on Form 8-K                               12

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Silver Ramona Mining Company
(A Development Stage Company)
Osburn, Idaho


We have reviewed the accompanying balance sheet of Silver Ramona Mining Company (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



HJ & Associates, LLC
Salt Lake City, Utah
July 28, 2000

                            SILVER RAMONA MINING COMPANY
                           (A Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                                June 30,               December 31,
                                                 2000                     1999
                                            --------------           ----------------
                                              (Unaudited)

CURRENT ASSETS
Cash on hand                              $       -                 $     -
                                           ---------------          ---------------

TOTAL ASSETS                              $       -                 $     -
                                           ===============          ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                          $     1,907                $      62
                                           ---------------          ---------------
  Total Current Liabilities                     1,907                       62
                                           ---------------      --  -------------
STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares
authorized, -0-
Outstanding                                     -                        -
Common stock $0.001 par value; authorized
50,000,000 shares; 500,000 shares issued
 and outstanding                                500                     500
Additional paid-in capital                  116,906                 113,459
Deficit accumulated during the
development stage                          (119,313)               (114,021)
                                           ---------------          ---------------
Total Stockholders' Equity (Deficit)         (1,907)                    (62)
                                           ---------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                        $     -                  $     -
                                           ===============          ===============


                              SILVER RAMONA MINING COMPANY
                              (A Development Stage Company)
                                Statements of Operations
                                        (Unaudited)

                                                                               From
                                                                            Inception on
                                  For the                 For the              May 25,
                             Three Months Ended       Six Months Ended          1967
                                                                              Through
                                  June 30,                June 30,            June 30,
                                   2000      1999       2000       1999         2000
REVENUES
                              $      -   $     -    $     -    $    -      $     -
EXPENSES                           2,402     1,446      5,292     3,046       119,313
                              -----------   --------   --------   --------   -----------
NET LOSS                      $   (2,402)$  (1,446) $  (5,292) $ (3,046)   $ (119,313)
                             ============  =========  ========  =========   ============
BASIC LOSS PER SHARE          $   (0.00) $   (0.00) $   (0.01) $  (0.00)
                             ============  =========  ========  =========


                          SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                From Inception on May 25, 1967 through June 30, 2000

                                                                           Deficit
                                                                         Accumulated
                                                          Additional      During the
                                           Common Stock    Paid-In        Development
                                      Shares      Amount      Capital      Stage
Inception on May 25, 1967               -       $   -       $    -       $    -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share             314,468        314          (314)        -

Common stock issued for
 services at $0.10 per share           2,621          3           997         -

Common stock issued for
 cash at approximately $0.15
 per share                           182,911        183       104,215         -

Net loss from inception on
 May 25, 1967 through
 December 31, 1993                      -           -            -        (105,398)
                                    ----------   ----------   ----------   ---------
Balance, December 31, 1993           500,000        500       104,898     (105,398)

Net loss for the year ended
 December 31, 1994                      -            -           -            -
                                    ----------   ----------   ----------   ----------
Balance, December 31, 1994           500,000        500       104,898     (105,398)

Net loss for the year ended
 December 31, 1995                      -            -           -            -
                                   ----------   ----------   ----------   ----------
Balance, December 31, 1995           500,000        500       104,898     (105,398)

Net loss for the year ended
 December 31, 1996                      -            -           -          (3,959)
                                  ----------   ----------   ----------   ----------
Balance, December 31, 1996           500,000        500       104,898     (109,357)

Capital contributed by
 Shareholder                            -            -          4,713         -

Net loss for the year ended
 December 31, 1997                      -            -           -          (1,254)
                                  ----------   ----------   ----------   ----------
Balance, December 31, 1997           500,000   $    500     $ 109,611    $ (110,611)
                                   ----------   ----------   ----------   ----------

                          SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)
                From Inception on May 25, 1967 through June 30, 2000

                                                                           Deficit
                                                                         Accumulated
                                                          Additional    During the
                                           Common Stock    Paid-In      Development
                                      Shares      Amount      Capital      Stage

Balance, December 31, 1997              500,000  $    500     $   109,611  $  (110,611)

Capital contributed by
 Shareholder                               -           -            1,193         -
Net loss for the year ended
 December 31, 1998                         -           -             -          (1,193)
                                      ----------   ----------   ----------   ----------
Balance, December 31, 1998              500,000       500         110,804     (111,804)

Capital contributed by
 Shareholder                               -           -            2,655         -

Net loss for the year ended
 December 31, 1999                         -           -             -          (2,217)
                                      ----------   ----------   ----------   ----------
Balance, December 31, 1999             500,000        500         113,459     (114,021)

Capital contributed by
 shareholder (unaudited)                  -            -            3,447         -

Net loss for the six months
 ended June 30, 2000
 (unaudited)                              -            -             -          (5,292)
                                      ----------   ----------   ----------   ----------
Balance, June 30, 2000
 (unaudited)                          500,000      $  500      $  116,906   $ (119,313)
                                     ==========   ==========   ==========   ===========

                                SILVER RAMONA MINING COMPANY
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                         (Unaudited)

                                                                             From
                                                                           Inception on
                                  For the                For the              May 25,
                             Three Months Ended      Six Months Ended      1967 Through
                                  June 30,                June 30,            June 30,
                                   2000      1999       2000      1999         2000

CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net loss                     $  (2,402) $  (1,446) $  (5,292) $ (3,046)  $  (119,313)
Adjustments to reconcile net
 loss
 to net cash (used) by
operating
 activities:
Stock issued for services          -           -          -         -          1,000
Changes in operating
liabilities:
Increase (decrease) in
accounts
 payable                          407          -        1,845    1,600         1,907
                                ----------   --------  ---------  ------       -------
Net Cash (Used) by
 Operating Activities          (1,995)       (1,446)    (3,447)  (1,446)     (116,406)
                               ----------   -------   --------  --------    ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -           -          -        -             -
                              ----------   --------  --------  --------    ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Capital contributed by
Shareholder                    1,995        1,446       3,447    	1,446        12,008
Issuance of common stock
for cash                         -            -           -         -         104,398
                             ----------   --------   --------   ------    ---------
Net Cash Provided by
 Financing Activities          1,995        1,446       3,447     1,446       116,406
                            -----------   --------   --------   -------   ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               -           -           -        -           -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -           -           -        -           -
                               -----------    --------   --------  -------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $     -       $   -        $  -      $ -        $  -
                               ===========   ==========  ========= ========   =========


                                SILVER RAMONA MINING COMPANY
                                (A Development Stage Company)
                            Statements of Cash Flows (Continued)
                                       (Unaudited)

                                                                              From
                                                                           Inception on
                                  For the                For the              May 25,
                             Three Months Ended      Six Months Ended      1967 Through
                                  June 30,                June 30,            June 30,
                                   2000      1999       2000      1999         2000

Cash Paid For:
Interest                        $   -      $   -      $   -     $    -       $   -
Income taxes                    $   -      $   -      $   -     $    -       $   -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING
 ACTIVITIES:

Stock issued for services       $   -     $   -       $   -     $    -       $ 1,000




                            SILVER RAMONA MINING COMPANY
                           (A Development Stage Company)
                         Notes to the Financial Statements
                        June 30, 2000 and December 31, 1999


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

                           SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                 For the                 For The
                                                  Three                    Six
                                               Months Ended           Months Ended
                                                 June 30                 June 30
                                             2000       1999          2000      1999
Numerator - loss                        $  (2,402)  $  (1,446)     $ (5,292) $ (3,096)
Denominator - weighted
 average number of  shares outstanding    500,000   1,907,984        500,000   1,907,984
                                        ----------  ----------      ---------  ----------
Loss per share                          $   (0.00)  $    (0.00)    $   (0.01) $   (0.00)
                                        ==========  ===========     ========== ==========

f.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -GOING CONCERN

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.


                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILVER RAMONA MINING COMPANY


Date:  August 1, 2000                 By:  /S/ Robert S. Turnbow
                                            ROBERT S. TURNBOW
                                            C.E.O., President and
                                            Director

Date: August 1, 2000                  By:  /S/ Dale B. Lavigne
                                            DALE B. LAVIGNE
                                            Secretary/Treasurer,  and
                                            Director
                                            (Principal Accounting
                                            Officer)