Form 10-Q
period 2000-09-30
SILVER RAMONA MINING CO
filed 2000-11-13
CIK 1045151

Formatting:  .5 left, .5 right, .5" top, .6" bottom

Begin at start



































Start

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended Sept 30, 2000

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

           Class               Outstanding as of Sept 30, 2000.
Common Stock, $.001 par value              500,000

                     SILVER RAMONA MINING COMPANY
                     (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   Sept 30, 2000 and December 31, 1999


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

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Silver Ramona Mining Company
(A Development Stage Company)
Osburn, Idaho


We have reviewed the accompanying balance sheet of Silver Ramona Mining Company (a development stage company) as of Sept 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended Sept 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Silver Ramona Mining Company (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated
Sept 30, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
Oct 28, 2000

                            SILVER RAMONA MINING COMPANY
                           (A Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                                Sept 30,               December 31,
                                                 2000                     1999
                                            --------------           ----------------
                                              (Unaudited)

CURRENT ASSETS
Cash on hand                              $       -                 $     -
                                           ---------------          ---------------

TOTAL ASSETS                              $       -                 $     -
                                           ===============          ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                          $       -                 $        62
                                           ---------------          ------------
  Total Current Liabilities                       -                          62
                                           ---------------          -------------
STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares
authorized, -0-
Outstanding                                       -                        -
Common stock $0.001 par value; authorized
50,000,000 shares; 500,000 shares issued
 and outstanding                                   500                     500
Additional paid-in capital                     119,520                 113,459
Deficit accumulated during the
development stage                             (120,020)               (114,021)
                                           ---------------          ---------------
Total Stockholders' Equity (Deficit)              -                        (62)
                                           ---------------          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                        $        -                  $     -
                                           ===============          ===============


                              SILVER RAMONA MINING COMPANY
                              (A Development Stage Company)
                                Statements of Operations
                                        (Unaudited)

                                                                            From
                                                                         Inception on
                                   For the                For the           May 25,
                              Three Months Ended      Nine Months Ended       1967
                                                                            Through
                                  Sept 30,                Sept 30          Sept 30,
                                   2000      1999       2000     1999         2000
REVENUES
                              $      -   $     -    $     -    $    -      $     -
EXPENSES                              707       250     5,999     3,296       120,020
                              -----------   --------   --------   --------   -----------
NET LOSS                      $      (707)$    (250) $ (5,999) $ (3,296)   $ (120,020)
                             ============  =========  ========  =========   ============
BASIC LOSS PER SHARE          $     (0.00) $  (0.00) $  (0.01) $  (0.01)
                             ============  =========  ========  =========


                          SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                From Inception on May 25, 1967 through Sept 30, 2000

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

                          SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)
                From Inception on May 25, 1967 through Sept 30, 2000

                                                                           Deficit
                                                                         Accumulated
                                                          Additional    During the
                                           Common Stock    Paid-In      Development
                                      Shares      Amount      Capital      Stage

Balance, December 31, 1997              500,000  $    500     $   109,611  $  (110,611)

Capital contributed by
 Shareholder                               -           -            1,193         -
Net loss for the year ended
 December 31, 1998                         -           -             -          (1,193)
                                      ----------   ----------   ----------   ----------
Balance, December 31, 1998              500,000       500         110,804     (111,804)

Capital contributed by
 Shareholder                               -           -            2,655         -

Net loss for the year ended
 December 31, 1999                         -           -             -          (2,217)
                                      ----------   ----------   ----------   ----------
Balance, December 31, 1999             500,000        500         113,459     (114,021)

Adjustment for reverse stock
split (unaudited)                          300         -             -             -

Capital contributed by
 shareholder (unaudited)                  -            -            6,061         -

Net loss for the nine months
 ended Sept 30, 2000
 (unaudited)                              -            -             -          (5,999)
                                      ----------   ----------   ----------   ----------
Balance, Sept 30, 2000
 (unaudited)                          500,000      $  500      $  119,520   $ (120,020)
                                     ==========   ==========   ==========   ===========

                                SILVER RAMONA MINING COMPANY
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                         (Unaudited)

                                                                             From
                                                                           Inception on
                                  For the                For the              May 25,
                             Three Months Ended      Nine Months Ended      1967 Through
                                  Sept 30,                Sept 30,            Sept 30,
                                   2000      1999       2000      1999         2000

CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net loss                     $  (707) $    (250) $   (5,999) $  (3,296)  $  (120,020)
Adjustments to reconcile net
 loss
 to net cash (used) by
operating
 activities:
Stock issued for services         -           -          -         -          1,000
Changes in operating
liabilities:
Increase (decrease) in
accounts
 payable                      (1,907)       250        (62)      1,850          -
                             ----------   --------  ---------   ------       -------
Net Cash (Used) by
 Operating Activities          (2,614)        -     (6,061)     (1,446)    (119,020)
                               ----------   -------   --------  --------    ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -           -          -        -             -
                              ----------   --------  --------  --------    ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

Capital contributed by
Shareholder                    2,614          -      6,061      1,446       14,622
Issuance of common stock
for cash                         -            -         -         -        104,398
                             ----------   --------   --------   ------    ---------
Net Cash Provided by
 Financing Activities          2,614          -      6,061      1,446      119,020
                            -----------   --------   --------   -------   ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               -           -           -        -           -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -           -           -        -           -
                               -----------    --------   --------  -------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $     -       $   -        $  -      $ -        $  -
                               ===========   ==========  ========= ========   =========


                                SILVER RAMONA MINING COMPANY
                                (A Development Stage Company)
                            Statements of Cash Flows (Continued)
                                       (Unaudited)

                                                                              From
                                                                           Inception on
                                  For the                For the              May 25,
                             Three Months Ended      Nine Months Ended      1967 Through
                                  Sept 30,                Sept 30,            Sept 30,
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




                            SILVER RAMONA MINING COMPANY
                           (A Development Stage Company)
                         Notes to the Financial Statements
                        Sept 30, 2000 and December 31, 1999


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

                           SILVER RAMONA MINING COMPANY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       Sept 30, 2000 and December 31, 1999


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                 For the                 For The
                                                  Three                    Nine
                                               Months Ended           Months Ended
                                                 Sept 30                 Sept 30
                                             2000       1999          2000      1999
Numerator - loss                          $  (707)  $  (250)     $ (5,999) $  (3,296)
Denominator - weighted
 average number of  shares outstanding    500,300   500,300        500,300    500,300
                                       ----------   ---------     --------- ----------
Loss per share                         $    (0.00) $  (0.00)    $   (0.01) $   (0.01)
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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended Sept 30, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILVER RAMONA MINING COMPANY


Date:  October 1, 2000                 By:  /S/ Robert S. Turnbow
                                            ROBERT S. TURNBOW
                                            C.E.O., President and
                                            Director



Date: October 1, 2000                  By:  /S/ Dale B. Lavigne
                                            DALE B. LAVIGNE
                                            Secretary/Treasurer,  and
                                            Director
                                            (Principal Accounting
                                            Officer)