Form 10KSB
period 2000-12-31
SILVER RAMONA MINING CO
filed 2001-04-17
CIK 1045151

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                     For the Fiscal Year Ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                   For the transition period from _____ to _____

                                                  Commission File Number 0-23737

                           SILVER RAMONA MINING, INC.
                 (Name of small business issuer in its charter)

             Delaware                                      82-0290939
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

           2100 HIGHWAY 360, SUITE 400-B, GRAND PRAIRIE, TEXAS 75050
              (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (972) 641-5494

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year. $1,171,129.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,500,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,014,448 shares of Common Stock, $.001 par value, outstanding as of April 1, 2001.

DOCUMENTS INCORPORATED BY REFERENCE         NONE

         Transitional Small Business Disclosure Format.   Yes     No [X]

                          SILVER RAMONA MINING COMPANY

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.   Description of Business                                              3

Item 2.   Description of Property                                              9

Item 3.   Legal Proceedings                                                    9

Item 4.   Submission of Matter to a Vote of Security Holders                   9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             9

Item 6.   Management's Discussion and Analysis or Plan of Operation           11

Item 7.   Financial Statements                                                15

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                37

PART III

Item 9.   Directors, Executive Officers, Promoters and Control persons;
          Compliance with Section 16(a) of the Exchange Act                   37

Item 10.  Executive Compensation                                              39

Item 11.  Security Ownership of Certain Beneficial Owners and Management      39

Item 12.  Certain Relationships and Related Transactions                      40

Item 13.  Exhibits and Reports on Form 8-K                                    41

SIGNATURES

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

         Silver Ramona Mining, Inc. (the "Company") was organized on May 25, 1967 under the laws of the State of Idaho, having the stated purpose of engaging in the mining business and activities related to the conduct of such a business. The Company was formed with the contemplated purpose of engaging in investment and business development related to mineral research and exploration. All of these activities ceased prior to 1984.

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

         As of May 9, 2000, the Company, its wholly-owned subsidiary, Achievement Tec Acquisition Corporation, a Delaware corporation ("Acquisition"), and Achievement Tec, Inc., a Texas corporation ("Achievement Tec"), entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Acquisition and Achievement Tec (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, effective November 14, 2000, Acquisition merged with and into Achievement Tec pursuant to the law of the States of Delaware and Texas, with Achievement Tec being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, the pre-Merger holders of capital stock of Achievement Tec received an aggregate of 7,014,448 shares of common stock of the Company, representing 70% of the outstanding common stock of the Company immediately following such issuance.

Post Merger Operations

         Post merger, the Company's main objective is to create employment solutions for employers. The Company focuses on attracting more qualified applicants to employers through job fairs and specialized recruiting web sites. Once attracted, the Company wishes to capture revenue from employers by helping them attract the right people through its job fairs and then screen these people through testing and background checking to ensure they are hiring the best potential employees.

         The Company currently operates approximately 65% of all the multi-unit restaurant industry job fairs in the nation. The Company will seek to acquire another job fair company in the multi-unit restaurant industry, leading the Company to capturing 100% of that business. In addition, the Company will seek to acquire another testing company and expand its overall marketing plan, which encompasses (a) hiring people in major cities to sell testing and background checking and (b) expansion of marketing to New York City's Worker Education system.

         Effective January 1, 2001, The Company has acquired three small companies (as described below under "Recent Acquisitions"), developed various testing and assessment copyrights and currently operates four major e-commerce web sites:

                  www.virtualhrcenter.com
                  www.virtualhrcenter.com/wf
                  www.careerdirection.com
                  www.mycareerdirection.com

         To further enhance its ability to assist companies in selecting the right people, the Company will seek to expand into hard skills testing through the acquisition of hard skills testing companies and through expansion of New York City's system.

         The Company currently anticipates that it will need to obtain approximately $5,000,000.00 in equity capital, along with anticipated funds from operations, coupled with site specific debt financing to sufficiently meet its presently anticipated working capital and capital expenditure requirements through December 2001. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new enhanced processes, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressure, all of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Objectives and Associated Capital Requirements

         The Company's objective is to be the #1 provider of employment solutions for employers. Our objective is to attract a larger quantity of qualified candidates to employers to interview and then, after the interview, to provide the quickest, most economical online background checking, drug testing and soft skill testing, on a fee paid basis, to assist employers in selecting the best candidates for their job openings.

         The Company is dramatically different from job boards. Job boards are little more than extensions of newspapers with want ad sections that list job openings with the only major difference being that job boards allow applicants to post their resumes, as well. The job board philosophy is to sell advertising space on an electronic mode and keep the ads up on the space. However, today, with resume blasting, an applicant can, for $500.00, have 10,000 resumes e-mailed to employers across America with ads in boards. Consequently, employers are buried in the quantity of resumes they received. Further research may reflect that people are not longer available for the jobs, may not be looking for a job in that respective area, or may lack the experience, skills or qualifications to even be a candidate for the job.

         The Company's approach is to conduct job fairs, as it does now in the specific vertical market of the multi-unit restaurant industry. In this particular marketplace, the Company promotes job fairs by advance advertising in local newspapers, then selling "tickets" to employers such as Bennigans, Harrigans, etc. Ticket holding employers pay an average of $1,500 per ticket to come for two days and have a suite in a hotel where the job fairs are being conducted. Applicants come with resumes in hand, are checked in and rotate around on the hotel floor, interviewing with the employers that they choose.

         Employers like this approach since in a two-day period of time a recruiter may interview 10, 20 or even 30 candidates who are qualified and experienced. Plus, these individuals are available and looking for jobs, or they wouldn't have come to the job fair to begin with.

         Job fairs are projected to handle twenty employers at $1,500 per employer, for a total of $30,000 per job fair. 25% of the gross revenue is targeted for newspaper advertising to draw the candidates to the job fair. Additionally, over a period of time, the Company's Career Direction division has accumulated a list of over 18,000 candidates in the multi-unit restaurant industry, enabling notification of people who work in a given area of a job fair in their area. This notification approach to people in the industry, combined with newspaper advertising, delivers consistently more candidates to the job fair than an employer, regardless of who they are and their size, could normally attract with their own.

         After identification of likely potential candidates, the Company's next round of services on a pay-per-usage basis come into play, i.e., background checking, drug testing, soft skills testing and ultimately, one day in the future, hard skills testing. The Company's unique soft skills testing results in a candidate's aptitudes and behaviors being compared to the aptitudes and behaviors (benchmarks) of successful people in similar jobs within a specific company or industry. To establish these benchmarks, companies assess at least ten top performers in specific jobs and the Company's computer systems analyze that data and set benchmarks based on the aptitudes and behaviors, and their levels, of those successful people.

         The Company is not considered a high tech entity. Yet, the Company operates in the space where the Company wishes to continue to operate and plans to grow by simply increasing its job fairs in the multi-unit restaurant industry until it dominates 100% of the restaurant industry in not only its job fairs, but in background checking, drug testing and hard skills testing, as well. The Company is also entering into the employer fee-paid management placement business in the multi-unit restaurant industry.

         Next, the market is pulling the Company with high demand from hospitals, medical clinics, etc., to provide the same services in the medical industry where there is no service provider of this nature. The Company's services would cover only ten or twelve jobs that are in the greatest demand and which employers are willing to pay fees for and invest in the people and must have the jobs filled within the facilities, such as medical technician, x-ray technician, lab technician, nurses in critical demand jobs, etc. Thus, it is the Company's plan to move into that industry in 2001. Upon the Company's success in the medical industry and position in that marketplace over the next two years, the Company will determine whether to extend into another specific vertical market. In concert with this model, the Company plans to acquire other companies in the job fair business and in the skills testing arena.

         Traditionally, existing skills testing companies are small and range in sales volume from only $1 to $2 million to the largest in the job testing business with a volume of $12 million per year. These companies have devoted their efforts toward selling testing and servicing clients without investing in developing computer software and/or Internet technology to provide the testing, scoring, report delivery, etc., as the Company has. The Company's acquisition of these skills testing companies will simply result in their modernization and the reduction in the number of people that are required in the facilities.

         The Company's goal is to acquire companies at no more than one years' gross revenue as the acquisition price, preferably payable in 25% cash and 75% in Company stock. Thus, any money raised in an equity placements will likely be split 50% for new company acquisitions and 50% to fuel the Company's marketing program to extend the sale of its products and services to companies across America and ultimately, in the long run, into Canada, South American companies (with its Spanish versions), the blind through its new Braille version and ultimately, around the world with its voiced versions. The closest model to the Company's is Educational Testing Services, a $600 million per year privately held company that provides testing specifically into the educational market, i.e., for grade school, middle school, high school and college students.

         In the business marketplace, the nearest player to the Company is Personnel Decisions, Inc., (PDI) which does over $100 million per year in the testing business. However, a large portion of that volume, estimated to be around 80-90%, is believed to be derived through actual derivation and administration of testing for the government in various military services, i.e., Civil Service exam, etc.

         These companies are not as technically oriented or able to deliver products and services through the web as the Company, nor do they sell background checking, drug testing, etc. Consequently, it is estimated by the Company that we have a better marketplace, since we focus on every employer across America who is hiring, training or managing people. Plus, when we include background checking or drug testing, we encompass all aspects of applicant qualification resulting in a marketplace that we estimate to be $1 billion a year or more.

         True, the Company is not new, vibrant and exciting, with brand new concepts and ideas. However, the Company has completed all of its copyright acquisitions and product development, both of which are paid for. The copyright acquired was for the Sentry Survey assessment, a 35 question integrity assessment. The copyright was acquired from the original developer of the assessment for $ 20,000.00, and the duration of the copyright is 75 years from initial publication, which was in 1988. The Company's agenda now is to simply continue to do what it is doing and do it well and profitably, and to expand those products and services it is delivering to its targeted market segments.

         One only has to talk with the Company's customers to know that it has the best management staff around and is considered, at this stage, also to be the best kept secret. The Company wishes to implement its national marketing plan by placing a salesperson in each of the major metropolitan markets across America, focusing on large companies within that respective marketplace, as well as the municipal potential.

         The Company is hopeful of completing as many of the outlined acquisitions as possible in 2001. If all of these acquisitions were achieved in 2001 and combined with the Company's existing volume and growth, we feel other acquisitions will come forward, thus enabling the Company to consider the development expansion of its national marketing plan in concert with continuing to roll up other companies in its space, convert them through its technological facilities and programs, etc., into rendering services that they provide to their customers in a more efficient, profitable manner.

Strategy

         Acquire other companies in the job fair marketplace that we can incorporate our overall system to attract people.

         Acquire other soft skills testing companies that have good client bases and good revenues, yet their delivery systems are obsolete. By modernizing their delivery systems, we can then gain sales volume and dramatically increase our bottom line profitability.

Growth Management Philosophy

         The Company will initially focus on ten key markets:

                  San Francisco                      Atlanta
                  Los Angeles                        Chicago
                  New York City                      Dallas-Ft. Worth
                  Houston                            Washington area
                  Miami                              Minneapolis - St. Paul

         Based on funding, senior qualified salespeople will be hired in these key market areas to prospect and develop corporate and public clients' accounts.

Competition

         Although there are four major competitive groups of assessment firms in the U.S. today offering conventional paper-based processes, currently there is no Internet competition for the Company's E-Commerce product line. Other assessment firms sell assessment services only.

         The Company's competitive advantage lies in our ability to provide an integrated approach to learning and development by directly linking the assessment feedback to online learning modules which can be accessed on a just-in-time basis. The Company offers these services to any company in the world, on an as-needed and when-needed basis, and follows through with online learning which can also be accessed on an as-needed and when-needed basis via the Internet as well as via conventional means.

         Buying patterns differ based on the nature of the business or consumer buying of the HR-related products or services and their specific needs.

         Smaller companies tend to buy based more on cost and personal service. Since many of these companies do not have formal HR departments, they tend to rely more on the assessment company to provide them detailed insight into an individual's probability of job success.

         Larger companies, on the other and, are not as cost conscious, but do expect quantity discounts for large quantity purchases, as well as customization of the assessment results to their specific business. There are, therefore, more factors involved in meeting and beating the competition. There is a growing trend within large companies to seek learning and development partners who can provide integrated solutions.

         Individuals seeking job and career information tend to buy based on convenience and cost. If an assessment company is advertising on reputable web sites and job boards, this lends credibility and trust to the consumer.

         At the present time, the following are the major competitors in the assessment industry: (Note: There are none in the Human Resources via E-Commerce).

1. Caliper - provides individual assessments at a fee of $225.00 each, but is not computer or Internet oriented.

         Caliper's strength lies in its reputation in the industry and name recognition. Its assessment fees are higher than those of the Company's, however, and it has yet to become Internet accessible.

2. Batrus Hollweg - Leading producer of testing for selection of applicants to the multi-unit restaurant industry.

3. Personnel Decisions, Inc., Minneapolis - over $100 million annually in sales, 90% of which is due to Federal government and test derivation for the government, including military agencies. Less than 10% of their business is related to executive assessments at $2,500.00 each.

         While Personnel Decisions, Inc. has a solid reputation in the assessment industry, its major experience centers on government agencies. For business, the fees it charges for assessments is significantly higher than those of the Company's, with less extensively reported information given back to the company

4. PDI, Performax and Wonderlic - offer limited assessments via pencil and paper that are not computer oriented or Internet oriented.

         These assessment products, while coming from reputable, recognized industry members, do not have the strength, the complexity and the amount of quality information provided by the Company's assessments.

5. Stanton, London House, Reid, Omni and other direct admissions honesty tests - pencil and paper tests - people admit whether or not they have stolen, sold drugs, etc.

         As honesty and direct admissions tests go, all of these assessment firms have good reputations in the industry. However, utilized alone, it is estimated that direct admissions tests are no more than 50% reliable.

         At this moment in time, there is no Internet competition to the Company's product line.

Recent Acquisitions

         CAREER DIRECTION, INC. - As of January 1, 2001, the Company purchased all the outstanding capital stock of Career Direction, Inc. for 1,000,000 shares of Common Stock. At the option of the sellers, the purchase price may be converted to cash in the amount of $1,000,000, as follows: $50,000 cash upon successful completion by the Company of a private placement offering of its Common Stock in the amount of $2,000,000 on or before July 1, 2001; $150,000 in the event the Company conducts a primary or secondary offering of its Common Stock that generates proceeds at least in that amount; and $50,000 each quarter for 16 quarters in the event the market value of the Company's Common Stock falls below $1.00 per share at the end of such quarter (but in any event, payable in the full amount of $800,000 on the earlier to occur of (a) 16 quarters after the successful completion by the Company of a private placement offering of its Common Stock in the amount of $5,000,000 that closes on or before July 1, 2001, or (b) December 21, 2004.

         Career Direction, Inc., located in Highland Village, Texas, operates job fairs for the multi-unit restaurant industry nationwide, as well as a specialized recruiting web site with the multi-unit restaurant industry. Its wed address is www.careerdirection.com. Its clients include Red Lobster, TGI Friday's. Aramark, Bennigan's, Boston Market, Dave and Busters, Jason's Deli, Luby's Cafeterias, Wendy's International, Tricon Global Restaurants, On the Border, Whataburger and others.

         PERSONNEL PROFILES, INC. - As of January 1, 2001, the Company purchased all the outstanding capital stock of Personnel Profiles, Inc. for $500,000, payable at the rate of $62,500 at the end of each calendar quarter beginning March 31, 2001 and continuing thereafter until paid in full on December 31, 2002. At the option of the seller, the purchase price may be converted to cash, as follows: Upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000, the seller may require prepayment of the purchase price at the rate of $125,000 for each $1,000,000 raised.

         Personnel Profiles, Inc., located in Cincinnati, Ohio, focuses on blue collar assessments for staffing for Ashland Chemical, Toyota, Coca-Cola, Marconi Grill, the Federal Reserve Bank, Osmose, Inc. and others.

         L+R MORAN, INC. - As of January 1, 2001, the Company purchased substantially all the assets of L+R Moran, Inc. for 50,000 shares of Common Stock of the Company, plus $950,000, payable out of the proceeds of a primary or secondary offering of stock at $1.00 per share. At the option of the seller, the 50,000 shares of Common Stock may be converted to cash in the amount of $50,000, upon successful completion by the Company of a private placement offering of its Common Stock in the amount of $2,000,000 on or before July 1, 2001.

         L+R Moran, Inc., Dallas, Texas, conducts its business under the name HR Evaluations. HR Evaluations focuses on web-oriented background checks and drug testing across the nation for clients such as Archon Group, Time Warner Cable, Daisytek, Inc., American Hospitality Concepts, etc. HR Evaluations also focuses on selection assessments for applicant selection.

         CONTINGENT CASH OBLIGATIONS RESULTING FROM ACQUISITIONS - In the event of the completion of a private placement, the Company has contingent cash obligations in connection with the above three acquisitions in the total amount of $2,500,000, payable immediately at the option of the sellers in the amount of $125,000 upon completion of the Offering in the amount of $1,000,000, $1,450,000 upon completion of the Offering in the amount of $2,000,000, and $1,700,000 upon completion of the Offering in the amount of $4,000,000.

Executive Offices

         The Company's principal executive offices are located at 2100 N. Highway 360, Suite 400B Grand Prairie,TX 75050, and its telephone number is 972-641-5494.

Employees

         As of March 31, 2001, the total number of the Company's employees was 42, of which 36 were full-time employees.

Reports Filed With The Securities and Exchange Commission

         The Company files with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company files its reports with the Commission electronically. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov. The Company's Internet address is http://www.achievementtec.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently has five locations, as follows, all of which are leased:

         New York City - Corporate office
         315 East 73rd #9
         New York, NY 10021

         Grand Prairie, Texas - Technical development and service center 2100 Highway 360N Suite 400B
         Grand Prairie, TX 75050

         Highland Village, Texas - Runs job fairs in the multi-unit restaurant industry nationwide
         2300 Highway Village Rd. Suite 710
         Highland Village, TX 75077

         Dallas, Texas - Runs background checking and drug testing services nationwide
         4220 Proton Road, Suite 170
         Dallas, TX 75244

         Cincinnati, Ohio - Develops, manages and supports Strategic Partnerships in the sale of the Company's products and services. 50 East River Center, Suite 1420
         Covington, KY 41022

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is currently traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "SIVR.OB". The Common Stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the Common Stock for the last two fiscal years:

Fiscal Period                       High             Low
-------------                       ----             ---
1999
First Quarter                       NA               NA



Second Quarter                      NA               NA
Third Quarter                       NA               NA
Fourth Quarter                      NA               NA
2000
First Quarter                       NA               NA
Second Quarter                      NA               NA
Third Quarter                       NA               NA
Fourth Quarter                      $3.50            $2.50

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of March 26, 2001, there were approximately 307 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the Common Stock on the Bulletin Board on April 3, 2001 was $3.00.

         As of March 26, 2001, 10,014,448 shares of Common Stock were issued and outstanding, 500,000 of which were unrestricted shares held by non-affiliates and the remainder of which were restricted shares held by affiliates. In addition to the shares shown as issued and outstanding, as of March, 26, 2001, 3,000,000 shares were reserved for stock options granted, 500,000 shares were reserved for employee and board stock options that may be granted in the future, and 2,500,000 shares had been reserved for issuance in connection with three acquisitions that had been consummated as of January 1, 2001.

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

Recent Sales of Unregistered Securities

         During 1999, Achievement Tec issued 139,958 shares of Class A preferred stock for $200,000. During the period from January 1, 2000 to November 9, 2000, Achievement Tec issued 446,416 shares of Class A preferred stock for $637,929. The offering was made to a limited number of sophisticated investors and was structured so as to comply with Section 4(2)
of the Securities Act of 1933, as amended.    The preferred shares were
converted on a 1:1 basis into Achievement Tec's common stock as of November 9, 2000.

         On May 9, 2000, the Company entered into an agreement and plan of merger, subsequently amended on July 1, 2000 and executed on November 9 2000 which provided that the Company's wholly owned subsidiary, Acquisition and Achievement Tec would be merged and Achievement Tec would be the surviving entity. In connection with the merger transaction, shareholders of Achievement Tec, including the holders of common shares, received, upon conversion of the preferred, 7,014,448 shares of the Company's Common Stock. The transaction was structured so as to comply with Section 4(2) of the Securities Act of 1933, as amended.

         As of November 9, 2000, 1,195,000 shares of the Company's common stock were issued to a limited number of individuals in exchange for services rendered in connection with the merger. The transaction was structured so as to comply with Section 4(2) of the Securities Act of 1933, as amended.

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

         In as much as Silver Ramona Mining, Inc. was a development stage company with no operations or revenue from 1984 through November 14, 2000, all discussions of financial condition and operations will concern those of Achievement Tec, Inc. with which Silver Ramona Mining, Inc. completed a reverse merger on November 14, 2000.

         The operations of Achievement Tec, Inc. show nominal revenue growth in fiscal year 2000 over fiscal year 1999. Management of Achievement Tec, Inc. was focused on completing certain product development projects which would position the company to better implement its marketing plans for fiscal year 2001. Specifically, Achievement Tec, Inc. completed development work related to the following websites:

                  www.virtualhrcenter.com
                  www.virtualhrcenter.com/wf
                  www.careerdirection.com
                  www.mycareerdirection.com

         The development of these websites and the associated software necessary for their operation required significant investments in labor and capital resources. The capital funding for these investments was provided through the sale of preferred stock in Achievement Tec, Inc. in fiscal years 1999 and 2000, but prior to the merger with Silver Ramona, Inc. The revenues generated by Achievement Tec, Inc. 's operations were derived from providing its existing assessment technology to current clients. No significant marketing efforts were undertaken during fiscal years 1999 and 2000 while Achievement Tec, Inc. completed its product development work. Cash flow from operations and the sale of preferred stock provided the cash needed to fund operations and the product development.

         Expenditures in fiscal year 2000 were dramatically higher than in fiscal year 1999, largely due to increased labor costs. Achievement Tec, Inc. increased its number of employees to assist in the completion of the product development work and to establish the plans to market to the Workforce Development and Worker Education systems in New York City. These increases are reflected in the 38% increase in salary and employee benefit costs. Other significant increases in expenditures in fiscal year 2000 as compared to fiscal year 1999 are reflected in the Travel and Rent expense items of the income statement. Significant costs were incurred for travel to New York City for the purposes of completing the merger between Achievement Tec, Inc. and the Company, as well as establishing the agreements with the Consortium for Worker Education in New York City. Additionally, with significant investment in New York City necessary both in terms of capital acquisition and marketing, management deemed it prudent to lease office space in New York City. Thus, rent expenditures increased 31% in fiscal year 2000 over fiscal year 1999.

         The 62% increase in general and administrative expenses largely reflects increases in overhead and ancillary items related to the increase in the number of employees, and a greater delineation of costs which heretofore had been classified as product costs.

         In fiscal year 2000, management emphasized product development goals. Thus revenue growth was nominal while expenditures increased. The resulting net loss for the year is largely attributable to management's decision to utilize investment capital to fund product development. Before a charge against earnings for product development amounting to $ 383,024 for fiscal year 2000, income before income taxes was $ 136,777.

         The Statement of Cash Flows for the two fiscal years ending December 31, 1999 and 2000 reflect that Achievement Tec, Inc. obtained sufficient financing and investment capital to meet its cash needs. Achievement Tec, Inc. anticipates that, through a combination of capital investment and limited debt financing, it will be able to meet all of its cash requirements through December 31, 2001.

         Achievement Tec, Inc.'s accounts receivable balance at December 31, 2000 was substantially higher than at December 31, 1999. The increase is primarily attributable to a $60,000 commitment from the Consortium for Worker Education for New York City as well as other clients utilizing Achievement Tec, Inc.'s existing services. While the receivable due from the Consortium for Worker Education does represent a significant percentage of the total receivables due, it is management's belief that none the accounts receivable represent a collection risk. Nevertheless, a reserve for doubtful accounts has been established in the amount of $ 17,500.

         Other assets on the balance sheet at the end of fiscal year 2000 which changed materially from the end of fiscal year 1999 include debt issue costs and intangible assets. The debt issue costs of $28,544 are associated with commissions paid against the investment capital received by Achievement Tec, Inc. prior to the merger with the Company. The intangible asset of $16,501 represents a copyright acquired by Achievement Tec, Inc. prior to the merger. Achievement Tec, Inc. has a licensing agreement with the holder of the copyright whereby royalties were paid by Achievement Tec, Inc. for use of the copyrighted material in its websites. The potential royalty stream to the copyright holder was indefinite. Achievement Tec, Inc. acquired the copyright to eliminate the effects of the royalty stream on future expenses and cash flow.

         The Current Notes Payable increase is primarily attributable to a $100,000 debenture issued by Achievement Tec, Inc. prior to the merger with the Company. This debenture is convertible to the common stock of the Company.

         The change in Stockholders Equity at December 31, 2000 relative to December 31, 1999 reflects the results of the merger of Achievement Tec, Inc. and the Company. In connection with this merger, the shareholders of Achievement Tec, Inc. received 7,014,448 shares of the Company's common stock.

Looking Forward

         Even though the general economic conditions reflect a slowing economy, a slower economy actually benefits Achievement Tec, Inc. The tight labor market of the last several years has adversely affected Achievement Tec, Inc. With fewer candidates to select from for job openings, assessment revenues declined. Now that the economy is slowing, the labor market should loosen providing greater applicant flow and, subsequently, greater revenues from assessments, background checks and drug screens. In addition, there will be more candidates attending career fairs and more candidates available for job placements. Further, with Achievement Tec, Inc.'s entry into testing people for direction to jobs in New York City and Tarrant County, Texas, this additional revenue will increase when companies are downsizing or the job market is soft, since Achievement Tec, Inc. is paid for each person that is tested in any particular market and for counselors' use in helping them find another job. This system which is being developed and enlarged by Achievement Tec, Inc. is anticipated to have other applications in cities of all sizes across America. It could well become a total revenue producer all of its own and can be initially viewed at www.nycjobs.org. In addition, the system as it is used by Tarrant County, Texas, can be viewed at www.virtualhrcenter.com/wf. These different operating systems are being integrated into one system to be operative in all cities as nycjobs.org., with this model created to be sold to other cities across America to utilize, as well.

         As of January 1, 2001, Silver Ramona Mining, Inc., acquired two additional companies: Personnel Profiles, Inc. and Career Direction, Inc., and the assets of a third company, L&R Moran, Inc. As of January 1, 2001, the operations of these three companies have been merged with Silver Ramona Mining, Inc.

         The combined operations of Personnel Profiles, Inc., Career Direction, Inc., L&R Moran, Inc., and Achievement Tec, Inc., resulted in revenues of approximately $3.8 million in 2000. Operating profit before one-time charges of $383,024.00 related to product development and $51,436 related to merger costs was approximately $247,000.

         The operating margins of all of the companies will need to be improved to meet targets for profitability, but it is management's opinion that certain economies will be realized within the merged operations that will allow the targets to be reached. Further, anticipated revenue growth in the Career Fair and Placement sectors of the operation, not realized in 2000, should dramatically improve operating profits.

Risk Factors and Cautionary Statements

         This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such factors and other factors could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by all such factors.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by Merdinger, Fruchter, Rosen & Corso, P.C., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                  SILVER RAMONA MINING COMPANY AND SUBSIDIARIES
                          (D/B/A ACHIEVEMENT TEC, INC.)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                                     INDEX
                                     -----

                                                                      PAGE
                                                                      ----

Independent Auditors' Report                                           17

Consolidated Balance Sheets                                            18

Consolidated Statements of Operations                                  19

Consolidated Statement of Stockholders' Deficiency                     20

Consolidated Statements of Cash Flows                                21 - 22

Notes To Consolidated Financial Statements                           23 - 36


                        INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 SILVER RAMONA MINING COMPANY


We have audited the accompanying consolidated balance sheets of Silver Ramona Mining Company and Subsidiaries (D/B/A Achievement Tec, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Ramona Mining Company and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants


New York, New York
March 6, 2001

                                             SILVER RAMONA MINING COMPANY
                                                   AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         ----------------------------------
                                                                                               2000               1999
                                                                                         ---------------     --------------
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                              $             -     $        5,000
  Accounts receivable, net of allowance for
   doubtful accounts of $17,500 and $6,000                                                       124,872             40,583
  Debt issue costs, net of accumulated amortization
   cost of $6,456 and $-0-                                                                        28,544                  -
  Prepaid expenses                                                                                     -              4,275
                                                                                         ---------------     --------------
      Total current assets                                                                       153,416             49,858

Property and equipment, net of accumulated
 depreciation of $23,446 and $12,438                                                              62,666             35,469

Intangible assets, net of accumulated amortization
 of $2,242 and $-0-                                                                               16,501                  -

Other assets                                                                                       2,671             68,171
                                                                                         ---------------     --------------
      TOTAL ASSETS                                                                       $       235,254            153,498
                                                                                         ===============     ==============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Bank overdraft                                                                       $        45,505     $       17,007
    Accounts payable and accrued expenses                                                         21,140             27,847
    Notes payable - Current                                                                      331,624            217,932
                                                                                         ---------------     --------------
       Total current liabilities                                                                 398,269            262,786

Due to officer                                                                                    94,582            219,238

Notes payable - Non Current                                                                       37,572            114,629
                                                                                         ---------------     --------------
       Total liabilities                                                                         530,423            596,653
                                                                                         ---------------     --------------

Commitments and contingencies                                                                       -                     -

STOCKHOLDERS' DEFICIENCY
    Preferred stock - $0.001 par value; 10,000,000
     shares authorized; -0- issued and outstanding                                                  -                     -
    Common stock - $0.001 par value; 50,000,000
     shares authorized; 10,014,748 and 4,226,283
     issued and outstanding                                                                       10,014              4,226
    Additional paid-in capital                                                                   636,963            248,518
    Accumulated deficit                                                                         (942,146)          (695,899)
                                                                                         ---------------     --------------
       Total stockholders' deficiency                                                           (295,169)          (443,155)
                                                                                         ---------------     --------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIENCY                                                                    $       235,254     $      153,498
                                                                                         ===============     ==============

The accompanying notes are an integral part of the consolidated financial statement.

                                           SILVER RAMONA MINING COMPANY
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Year Ended
                                                                                                December 31,
                                                                                   ----------------------------------
                                                                                          2000              1999
                                                                                   -----------------   --------------

REVENUE                                                                            $       1,171,129   $    1,109,889
                                                                                   -----------------   --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salary and employee benefits                                                             912,839          663,259
    Product costs                                                                             13,404          108,300
    Commission expense                                                                        12,632           19,044
    Insurance expense                                                                         80,848           65,080
    Depreciation and amortization expense                                                     13,248            6,538
    Professional fees                                                                         13,760           17,512
    Travel and entertainment expense                                                          64,296           44,844
    Rent expense                                                                              69,422           52,802
    Advertising expense                                                                        6,595            4,297
    Other general and administrative expenses                                                187,920          116,025
                                                                                   -----------------   --------------
       Total selling, general and administrative expenses                                  1,374,964        1,097,701
                                                                                   -----------------   --------------

INCOME FROM OPERATIONS                                                                      (203,835)          12,188
OTHER INCOME (EXPENSE)
    Interest expense                                                                         (42,412)         (47,072)
                                                                                   -----------------   --------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                      (246,247)         (34,884)

PROVISION FOR INCOME TAXES                                                                         -                -
                                                                                   -----------------   --------------

NET LOSS                                                                           $        (246,247)  $      (34,884)
                                                                                   =================   ==============

NET LOSS PER COMMON SHARE
    Basic                                                                          $           (0.04)  $        (0.01)
                                                                                   =================   ==============
    Diluted                                                                        $           (0.04)  $        (0.01)
                                                                                   =================   ==============








The accompanying notes are an integral part of the consolidated financial statement.

                                         SILVER RAMONA MINING COMPANY
                                               AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                           COMMON STOCK           Additional                       Total
                                           ------------            Paid-in      Accumulated     Stockholders'
                                       Shares       Amount         Capital        Deficit        Deficiency
                                     ----------    ---------      ----------   ------------     -------------
Balance at December 31, 1998,
 adjusted to reflect outstanding
 shares of Silver Ramona              3,302,000    $   3,302      $   49,442   $   (661,015)    $    (608,271)

Net Loss for the year ended
 December 31, 1999                            -            -               -        (34,884)          (34,884)

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                          924,283          924         199,076              -           200,000
                                     ----------    ---------      ----------   ------------     -------------

Balance at December 31, 1999          4,226,283        4,226         248,518       (695,899)         (443,155)

Acquisition of net assets of
 Silver Ramona                        3,000,300        3,000          (3,000)             -                 -

Net Loss for the year ended
 December 31, 2000                            -            -               -       (246,247)         (246,247)

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                        2,773,717        2,774         597,226              -           600,000

Issuance of stock for interest           14,448           14             889              -               903

Debt issue cost                               -            -          35,000              -            35,000

Offering costs                                -            -        (241,670)             -          (241,670)
                                     ----------    ---------      ----------   ------------     -------------

Balance at December 31, 2000         10,014,748    $  10,014      $  636,963   $   (942,146)    $    (295,169)
                                     ==========    =========      ==========   ============     =============





      The accompanying notes are an integral part of the consolidated financial statement.

                                           SILVER RAMONA MINING COMPANY
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      For the Year Ended
                                                                                          December 31,
                                                                              -----------------------------------
                                                                                   2000                 1999
                                                                              --------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                   $     (246,247)      $     (34,884)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization expense                                           13,248               6,538
      Issuance of stock for interest                                                     903                   -
      Amortization of debt issue costs                                                 6,456                   -
      Bad debt expense (recovery)                                                     11,500             (16,743)
   Changes in certain assets and liabilities:
      (Increase) decrease  in accounts receivable                                    (95,789)             52,877
      (Increase) decrease in prepaid expenses                                          4,275              (4,275)
      Decrease in accounts payable and accrued expenses                               (6,707)            (12,322)
                                                                              --------------       -------------
Total cash (used in) provided by operating activities                               (312,361)             (8,809)
                                                                              --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                                (38,205)            (30,432)
   Increase in intangible assets                                                     (18,743)                  -
                                                                              --------------       -------------
                                                                                     (56,948)            (30,432)
                                                                              --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Offering costs                                                                   (176,170)            (65,500)
   Increase (decrease) in bank overdraft                                              28,498              (9,394)
   Proceeds from notes payable                                                       110,967                   -
   Repayment of notes payable                                                        (74,330)            (43,291)
   Increase (decrease) in due to officer                                            (124,656)            (37,574)
   Sale of preferred stock                                                           600,000             200,000
                                                                              --------------       -------------
Total cash provided by financing activities                                          364,309              44,241
                                                                              --------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (5,000)              5,000

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                          5,000                   -
                                                                              --------------       -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                       $            -       $       5,000
                                                                              ==============       =============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                           $            -       $      47,072
                                                                              ==============       =============
   Income taxes                                                               $            -       $           -
                                                                              ==============       =============


                             SILVER RAMONA MINING COMPANY
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              DECEMBER 31, 2000 AND 1999



NON CASH FINANCING ACTIVITIES:

       The Company incurred debt issue costs of $35,000 in relation to their issuance of notes payable.

       During the year ended December 31, 2000, the Company reclassed prepaid offering costs of $65,500 against the related proceeds.



































       The accompanying notes are an integral part of the consolidated financial statement.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)     BASIS OF PRESENTATION
                  The accompanying consolidated financial statements include the accounts of Silver Ramona Mining Company (the "Company"), a holding company organized under the laws of the State of Idaho on May 25, 1967. The Company, on February 28, 2000, voted to amend its Articles of Incorporation to the State of Delaware. Its Subsidiaries include:

                    1) Achievement Tec, Inc. ("Achievement Tec"), formerly known as Profile Technologies, Inc. and Communications Institute of America, Inc., was incorporated under the laws of the state of Texas during 1956; and

                    2)   Achievement Tec Acquisition Corporation
                         ("Acquisition"), was incorporated under the laws of the state of Delaware on November 1, 2000.

                  Effective May 9, 2000, the Company, Achievement Tec and Acquisition entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Achievement Tec and Acquisition (as amended, the "Merger Agreement"), whereby Acquisition will merge with and into Achievement Tec pursuant to the laws of the State of Delaware and Texas, and Achievement Tec will be the surviving corporation (the "Merger") (see Note 2 for Reorganization). Pursuant to the Merger Agreement, the holders of the common and preferred stock of Achievement Tec will receive an aggregate of 7,000,000 shares of common stock of the Company, representing approximately 70% of the outstanding common stock of the Company immediately following such issuance.

                  The financial statement presented include the accounts of Achievement Tec from its inception (May 25, 1967) and that of Silver Ramona Mining Company from November 9, 2000 to December 31, 2000.

           b)     LINE OF BUSINESS
                  The Company develops, markets, and sells computer PC Software to compare an individual's mental aptitudes and personality traits to the aptitudes and traits (and the levels required) for success in a particular job. During 2000 and 1999, the Company has expanded its product line and converted it for utilization via the internet. The Company has developed product lines and business models for e-commerce that focus on applicant attraction, employee selection, employee training and development and delivery of online services. For delivery of these product lines, the Company has developed the following websites:

                    www.virtualhrcenter.com
                    -----------------------
                    www.positivestep.com
                    --------------------
                    www.careerdirection.com
                    -----------------------
                    www.mycareerdirection.com
                    -------------------------

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           c)     USE OF ESTIMATES
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

           d)     REVENUE RECOGNITION
                  Revenue is recognized based upon the accrual method of accounting. Revenue is recorded at the time of the sale, usually upon shipment of the product.

           e)     CASH AND CASH EQUIVALENTS
                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           f)     CONCENTRATION OF CREDIT RISK
                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

           g)     PROPERTY AND EQUIPMENT
                  Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.

           h)     INCOME TAXES
                  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

           i)     ADVERTISING COSTS
                  Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, advertising expense amounted to $6,595 and $4,297, respectively.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           j)     FAIR VALUE OF FINANCIAL INSTRUMENTS
                  The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2000 and 1999.

           k)     LONG-LIVED ASSETS
                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

           l)     OFFERING COSTS
                  Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

           m)     DEBT ISSUE COSTS
                  Debt issue costs represent various commissions paid and the estimated cost of the 35% conversion discount feature relating to the issuance of the Company's convertible debentures. These costs are being amortized over the life of the debt (see Note
                  4).

           n)     STOCK-BASED COMPENSATION
                  SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

           o)     LOSS PER SHARE
                  SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           o)     LOSS PER SHARE (CONTINUED)
                  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                  The shares used in the computation of loss per share, as restated, were as follows:

                                                        December 31,
                                                        ------------
                                                     2000          1999
                                                     ----          ----
                     Basic                         6,080,000     3,750,000
                                                   =========     =========
                     Diluted                       6,080,000     3,750,000
                                                   =========     =========

           p)     COMPREHENSIVE INCOME
                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

           q)     RECENT ACCOUNTING PRONOUNCEMENTS
                  SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS No. 131 does not effect the Company as of December 31, 2000 and 1999.

                  SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 2000 and 1999.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999




NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           q)     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

                  Statement of Position ("SOP") No. 98-1 specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                  SOP No. 98-5 requires that companies write-off previously defined capitalized start-up costs including organization costs and expense future start-up costs as incurred. This statement does not effect the Company as of December 31, 2000 and 1999.

NOTE 2 -          CORPORATE REORGANIZATION AND MERGER

                  On May 9, 2000, the Company entered into an agreement and plan of merger, subsequently amended on July 1, 2000 and executed on November 9 2000. This Reorganization Agreement (the "Agreement") provided that the Company's wholly owned subsidiary, Acquisition and Achievement Tec would be merged and Achievement Tec would be the surviving entity. Acquisition had no assets or liabilities as of the date of the merger. On November 14, 2000, a certificate of merger was filed with the State of Texas. In connection with the merger transaction, shareholders of Achievement Tec, received the following:

                    i)   7,000,000 shares of the Company's common stock; and

                    ii)  14,448 shares of the Company's common stock.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



NOTE 2 -          CORPORATE REORGANIZATION AND MERGER (Continued)

                  This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction the former shareholders of Achievement Tec acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Achievement Tec and, therefore, these financial statements represent a continuation of the legal entity, Achievement Tec, not the Company, the legal survivor. Consequently, the comparative figures are those of Achievement Tec. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

                  In accounting for this transaction:

                     i) Achievement Tec is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

                     ii) Control of the net assets and business of Achievement Tec was acquired effective on November 9, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of the Company by Achievement Tec. As of November 9, 2000, the Company had no assets or liabilities. Summary of their balance sheet was as follows:

                               Common stock                           $          3,000
                               Additional paid-in capital                      142,020
                               Accumulated deficit                            (145,020)
                                                                      ----------------
                                 Total stockholders' equity           $              -
                                                                      ================

                     iii) The statements of operations and cash flows include Achievement Tec results of operations and cash flows from January 1, 1999 and the Company's results of operations from the Effective Date.

                                           SILVER RAMONA MINING COMPANY
                                                 AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 2000 AND 1999



NOTE 3 -          PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                                December 31,
                                                                                   ----------------------------------
                                                                                          2000              1999
                                                                                   -----------------   --------------

                  Machinery and Equipment                                          $          76,492   $       44,907
                  Furniture and Fixtures                                                       9,620            3,000
                                                                                   -----------------   --------------
                                                                                              86,112           47,907
                  Less:  Accumulated Depreciation                                            (23,446)         (12,438)
                                                                                   -----------------   --------------
                  Property and Equipment, net                                      $          62,666   $       35,469
                                                                                   =================   ==============

                  Depreciation expense for the years ended December 31, 2000 and 1999 was $11,008 and $6,538, respectively.

NOTE 4 -             NOTES PAYABLE

                     Notes payable consisted of the following:

                                                                                               December 31,
                                                                                   ----------------------------------
                                                                                          2000              1999
                                                                                   -----------------   --------------
           a)     First Savings Bank - Interest rate 8.4% -
                    Due on March 25, 2001                                          $         109,932   $      109,932
           b)     First Savings Bank - Interest rate 10.5% -
                    Due on December 15, 2000                                                   4,000           48,000
           c)     First Savings Bank - Interest rate 11%
                    Due on April 19, 2002                                                     10,965                -
           d)     New Millennium - Convertible promissory note
                    Interest rate 8%; due 270 days following
                    November 9, 2000                                                         100,000                -
                  Various Notes Payable - Interest rate 7% -
                    Due at various dates to 2002                                             144,299          174,629
                                                                                   -----------------   --------------
                                                                                             369,196          332,561
                             Less:  Current Portion                                         (331,624)        (217,932)
                                                                                   -----------------   --------------
                             Long-Term Portion                                     $          37,572   $      114,629
                                                                                   =================   ==============

           a) On March 25, 1999, the Company refinanced its $110,000 loan with First Savings Bank. The loan amount remained $110,000 with interest bearing a rate of 7.75% per annum due on March 25, 2000. Interest only is payable on April 25, 1999 and then on the 25th day of each month thereafter. During March 2000, the Company refinanced the loan again. The loan amount remained $110,000 with interest bearing a rate of 8.4% per annum due on March 25, 2001. Interest only is payable on April 25, 2000 and then on the 25th day of each month thereafter.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



NOTE 4 -          NOTES PAYABLE (Continued)

           b) On August 1, 1999, the Company refinanced its $60,159 loan with First Savings Bank. The loan beared interest at a rate of 10.5% per annum due on August 1, 2000. This loan was then refinanced on December 23, 1999. The loan balance totaled $48,000 bearing interest at a rate of 10% per annum. The loan is payable in 11 payments of $4,000 in principal plus accrued interest beginning on January 15, 2000 and payable the 15th day of every month thereafter until December 15, 2000 when the entire balance shall be due. As of December 31, 2000, this loan was in default for the last payment of $4,000. However, this note was paid in full in the subsequent months.

           c) On April 19, 2000, the Company borrowed $15,000 from First Savings Bank. The loan bears interest at a rate of 11% per annum. The loan is payable in 24 payments of $699 in principal plus accrued interest beginning on May 19, 2000 and payable the 19th day of every month thereafter until April 19, 2002 when the entire balance shall be due. The loan is collateralized by certain accounts receivable, inventory and equipment.

           d) Convertible debentures consisted of notes payable in the amount of $100,000 bearing interest at 8% per annum, payable on the 270th day following November 9, 2000. These debentures are convertible into shares of the Company's common stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall be equal to or the lesser of (1) 65% of the average bid price during the 10 trading days preceding the conversion date; or (2) U.S. $1.429 per share of common stock.

NOTE 5 -          COMMITMENTS AND CONTINGENCIES

                  The Company leases office space in Dallas, Texas under an operating lease expiring July 31, 2001. Minimum monthly payments under the lease total $4,150.

                  On March 1, 2000, the Company entered into an operating lease for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

                  Rent expense under operating leases for the nine months ended December 31, 2000 and 1999, was approximately $69,422 and $52,802, respectively.

                            SILVER RAMONA MINING COMPANY
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000 AND 1999



NOTE 6 -          PREFERRED STOCK

                  On September 20, 1999, Achievement Tec amended their Articles of Incorporation to have the authority to issue 1,000,000 shares of newly created preferred Class A stock with no par value. The preferred shares were convertible on a 1:1 basis with Achievement Tec's commons stock. As of December 31, 1999, 139,958 shares were issued.

                  During the period from January 1, 2000 to November 9, 2000, Achievement Tec issued 419,874 shares of preferred stock for $600,000. As of November 9, 2000, 559,832 shares of preferred stock have been converted into the Company's common stock per the merger agreement.

NOTE 7 -          RELATED PARTY TRANSACTIONS

                  As of December 31, 2000 and 1999, the Company has a payable due to an officer totaling $94,582 and $219,238, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 8 -          INCOME TAXES

                  The components of the provision for income taxes are as follows:

                                                                                                December 31,
                                                                                   ----------------------------------
                                                                                          2000              1999
                                                                                   -----------------   --------------
                  Current Tax Expense
                     U.S. Federal                                                  $               -   $            -
                     State and Local                                                               -                -
                                                                                   -----------------   --------------
                  Total Current                                                                    -                -
                                                                                   -----------------   --------------

                  Deferred Tax Expense
                     U.S. Federal                                                                  -                -
                     State and Local                                                               -                -
                                                                                   -----------------   --------------
                  Total Deferred                                                                   -                -
                                                                                   -----------------   --------------

                  Total Tax Provision (Benefit) from
                   Continuing Operations                                           $               -   $            -
                                                                                   =================   ==============

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2000 and 1999:

                                           SILVER RAMONA MINING COMPANY
                                                 AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 2000 AND 1999


NOTE 8 -          INCOME TAXES (Continued)

                  Federal Income Tax Rate                               (34.0)%
                  Effect of Valuation Allowance                          34.0%
                                                                 ------------
                  Effective Income Tax Rate                               0.0%
                                                                 ============

                  At December 31, 2000 and 1999, the Company had net carryforward losses of approximately $942,146 and $695,899, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                  Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        December 31,
                                                            ---------------------------------
                                                                  2000             1999
                                                            ---------------- ----------------
                  Deferred Tax Assets
                     Loss Carryforwards                     $        320,000 $        236,600
                     Less:  Valuation Allowance                     (320,000)        (236,600)
                                                            ---------------- ----------------
                  Net Deferred Tax Assets                   $              - $              -
                                                            ================ ================

                  Net operating loss carryforwards expire starting in 2007 through 2014. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9 -          SUBSEQUENT EVENTS

                  As of January 1, 2001, the Company acquired three subsidiaries: Career Direction, Inc., Personnel Profiles, Inc., and L and R Moran, Inc.

                  CAREER DIRECTIONS, INC.
                  As of January 1, 2001, the Company and Joe Loyd and Karen Loyd (the "Career Direction Sellers") entered into a Purchase and Sale Agreement (the "Career Direction Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Career Direction, Inc., a Texas corporation ("Career Direction") from the Career Direction Sellers.

                           SILVER RAMONA MINING COMPANY
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND 1999

NOTE 9 -          SUBSEQUENT EVENTS (Continued)

                  CAREER DIRECTION, INC.(Continued)
                  Pursuant to the Career Direction Agreement, the Career Direction Sellers will receive, in exchange for all the capital stock of Career Direction, the following:

         (i) 50,000 shares of common stock of the Company. The 50,000 shares are convertible at the option of the Career Direction Sellers into $50,000 cash upon successful completion by the Company of a private placement offering of its common stock in the amount of $2,000,000 on or before July 1, 2001. In addition, the Career Direction Sellers may, at their option, require the Company to redeem the 50,000 shares into $50,000 cash in July, 2001, unless the value of the Company's common stock is $1.00 or more on such date.

         (ii) An additional 950,000 shares of common stock of the Company, of which 150,000 shares will be issued at closing, and the remainder will be issued at the rate of 50,000 shares per quarter for 16 quarters. The initial 150,000 shares are convertible to cash in the amount of $150,000, at the election of the Career Direction Sellers, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds at least in that amount. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000, at the election of the Career Direction Sellers, in the event the market value of the Company's common stock falls below $1.00 per share when the installment is due. These contingent cash obligations of the Company of $950,000 are secured pursuant to a convertible promissory note, which is payable with interest on the earlier to occur of (a) 16 calendar quarters after the successful completion by the Company of a private placement offering of its common stock in the amount of $5,000,000 that closes on or before July 1, 2001 (a "Qualified Financing"), or (b) December 21, 2004. Upon the consummation of a Qualified Financing, the unpaid principal and accrued interest on the promissory note may, at the holder's option, be converted into shares of Company common stock at the beginning of any of the subsequent 16 calendar quarters and in amounts equal to the outstanding principal and unpaid accrued interest then due thereunder divided by $1.00.

                  As a condition to the consummation of the transactions contemplated by the Career Direction Agreement, the Company is also required to execute

         (i) a three year employment agreement by and between Joe Loyd and Career Direction, providing for Joe Loyd to serve as President of Career Direction at an annual compensation of $175,000;

         (ii) a three year employment agreement by and between Karen Loyd and Career Direction, providing for annualcompensation of $125,000;

         (iii) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service on the Company's Board of Directors, 35,000 shares at the end of the second calendar year of service on the Company's Board of Directors, and 35,000 shares at the end of the third calendar year of service on the Company's Board of Directors;

                           SILVER RAMONA MINING COMPANY
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND 1999


NOTE 9 -          SUBSEQUENT EVENTS (Continued)

                  CAREER DIRECTIONS, INC. (Continued)
         (iv) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

         (v) a stock option in favor of Karen Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

                  Joe Loyd will serve as a director of the Company, in addition to serving as President of Career Direction.

                  Closing of the transactions contemplated by the Career Direction Agreement occurred as of March 1, 2001.

                  PERSONNEL PROFILES, INC.
                  As of January 1, 2001, the Company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust (the "Personnel Profiles Seller"), entered into a Purchase and Sale Agreement (the "Personnel Profiles Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Personnel Profiles, Inc., an Ohio corporation ("Personnel Profiles") from the Personnel Profiles Seller.

                  Pursuant to the Personnel Profiles Agreement, the Personnel Profiles Seller will receive, in exchange for all the capital stock of Personnel Profiles, $500,000, payable at the rate of $62,500 at the end of each calendar quarter beginning March 31, 2001 and continuing thereafter until paid in full on December 31, 2002. Upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000, the Personnel Profiles Seller may require prepayment of the purchase price at the rate of $125,000 for each $1,000,000 raised. At the Personnel Profiles Seller's election, any $62,500 payment may instead be converted into 62,500 shares of Company common stock.

                  As a condition to the consummation of the transactions contemplated by the Personnel Profiles Agreement, the Company is also required to execute

         (i) a three year employment agreement by and between Paul Nolan and Personnel Profiles, providing for Paul Nolan to serve as President of Personnel Profiles at an annual compensation of $150,000;

                                   SILVER RAMONA MINING COMPANY
                                          AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 2000 AND 1999


NOTE 9 -          SUBSEQUENT EVENTS (Continued)

                  PERSONNEL PROFILES, INC. (Continued)
         (ii) a stock option in favor of Paul Nolan for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service on the Company's Board of Directors, 35,000 shares at the end of the second calendar year of service on the Company's Board of Directors, and 35,000 shares at the end of the third calendar year of service on the Company's Board of Directors; and

         (iii) a stock option in favor of Paul Nolan for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

                  Paul Nolan will serve as a director of the Company, in addition to serving as President of Personnel Profiles.

                  Closing of the transactions contemplated by the Personnel Profiles Agreement occurred as of March 1, 2001.

                  L AND R MORAN, INC.
                  As of January 1, 2001, the Company, and L and R Moran, Inc., a Texas corporation ("L and R Moran") entered into a Purchase and Sale Agreement (the "L and R Moran Agreement"), whereby the Company agreed to purchase substantially all the assets of L and R Moran.

                  Pursuant to the L and R Moran Agreement, L and R Moran will receive, in exchange for substantially all its assets, the following:

         (i) 50,000 shares of common stock of the Company. The 50,000 shares are convertible at the option of L and R Moran into $50,000 cash upon successful completion by the Company of a private placement offering of its common stock in the amount of $2,000,000 on or before July 1, 2001. In addition, L and R Moran may, at its option, require the Company to redeem the 50,000 shares into $50,000 cash in July, 2001, unless the value of the Company's common stock is $1.00 or more on such date.

         (ii) $950,000, payable out of the proceeds of a primary or secondary offering of stock at $1.00 per share.

                           SILVER RAMONA MINING COMPANY
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000 AND 1999


NOTE 9 -          SUBSEQUENT EVENTS (Continued)

                  L AND R MORAN, INC. (continued)
                  As a condition to the consummation of the transactions contemplated by the L and R Moran Agreement, the Company is also required to execute

         (i) a three year management agreement by and between L.D. Moran and L and R Moran, providing for L.D. Moran to serve as manager of the assets acquired from L and R Moran for an annual compensation of $97,500;

         (ii) a stock option in favor of L.D. Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service on the Company's Board of Directors, 35,000 shares at the end of the second calendar year of service on the Company's Board of Directors, and 35,000 shares at the end of the third calendar year of service on the Company's Board of Directors;

         (iii) a stock option in favor of L.D. Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

         (iv) a stock option in favor of Royce Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

                  L.D. Moran will serve as a director of the Company, in addition to serving as manager of the assets acquired from L and R Moran.

                  Closing of the transactions contemplated by the L and R Moran Agreement occurred as of March 1, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The disclosure called for by this item has been previously reported by the Registrant in a Form 8-K filed with the Securities and Exchange Commission on April 9, 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Nominees

         Set forth below is certain information with respect to each person who is a director, executive officer or nominee of the Company as of March 31, 2001.

Name                  Age      Position                                                 Director Since
Milton Cotter         59       Chairman of the Board,                                   Nov. 2000
                               President (Registrant and Achievement Tec, Inc.)
Richard Berman        59       Vice Chairman                                            Nov. 2000
Robert Sniderman      47       Director Nominee (a)
Neil Powell           60       Director Nominee (a)
Joe C. Loyd           41       Director, President (Career Direction, Inc.)             Nov. 2000
L. D. Moran           62       Director Nominee (a)
Paul Nolan            60       Director Nominee (a),
                               President (Personnel Profiles, Inc.)
Eric Cotter           37       Director, Vice President of Administration               Nov. 2000

(a) It is anticipated that all director nominees will be elected to the Board of Directors upon shareholder approval and compliance with SEC Rule 14C.

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

         The business experience of each of the persons listed above during the past five years is as follows:

     Milton Cotter has served as Chairman of the Board of Directors, President, and Chief Executive Officer of Achievement Tec, Inc. since 1997. As of November 14, 2001, Achievement Tec, Inc. became a wholly-owned subsidiary of the Company. Prior to 1997, he served as a private consultant to several individual companies, in conjunction with a psychological testing firm in Dallas, using standardized tests available on the marketplace. Milton Cotter is the father of Eric Cotter.

     Richard Berman has over 30 years of experience in private equity, investment banking and business development/operations. In September, 1998, Mr. Berman joined Internet Commerce Company (publicly traded on Nasdaq:
     ICCSA) and is currently a Director of ICC, as well as Chairman of the Board for Knowledge Cube.

     Robert Sniderman, PH.D., SPHR, is the President of The Entrepreneurial Edge, Inc. The Entrepreneurial Edge, Inc. provides Organizational/Business/Human Resource consulting services. Dr. Sniderman has over twenty years experience in facilitating business groups, organizational change management, human resource management, "The Virtual HR Center, teambuilding, training and development, diversity training, executive coaching, and strategic planning and change.

     Neil Powell has, for the past several years, advised clients on the subject of finance, first in the commercial banking industry and later in the investment banking industry, culminating in the formation of SPP Hambro & Co., Inc., an investment bank specializing in the institutional placement of its clients' corporate securities in the private marketplace. Subsequent to retiring from SPP Capital Partners, Inc., successor firm to SPP Hambro, , Mr. Powell has been advising several corporations in the areas of finance, mergers and acquisitions.

     Joe C. Loyd has, for the past seven years, operated Career Direction, Inc., one of the nation's leading career fair companies in the multi-unit restaurant industry. As of January 1, 2001, Career Direction, Inc. became a wholly-owned subsidiary of the Company.

     L.D. Moran has, for the past eleven years, operated L+R Moran, Inc., an assessment and human resources services company in Dallas. As of January 1, 2001, the Company acquired substantially all of the assets of L+R Moran, Inc., and L.D. Moran has since served as the manager of such assets on behalf of the Company.

     Paul Nolan has spent over thirteen years developing and operating Personnel Profiles, Inc., a human resources consulting firm in the greater Cincinnati, Ohio area. As of January 1, 2001, Personnel Profiles, Inc. became a wholly-owned subsidiary of the Company.

     Eric Cotter manages the filing of copyrights, integration work with the systems and administrative functions of the Registrant, including financial administration, accounting, bookkeeping, payables, receivables, payroll, taxes, etc. He has served as the Vice President of Administration of Achievement Tec, Inc. since 1985. As of November 14, 2001, Achievement Tec, Inc. became a wholly-owned subsidiary of the Company. Eric Cotter is the son of Milton Cotter.

Section 16(a) Beneficial Ownership Reporting Compliance

         Milton Cotter, Richard Berman, Joe C. Loyd and Eric Cotter, and Glen A Arbeitman and Corey Ribotsky (10% holders) were required to file Form 3 on November 24, 2000 (10 days after they became an officer, director, 10% holder), and were required to file Form 5 on February 14, 2001. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission. It is unknown whether any officer, director or 10% stockholder filed the required Section 16(a) reports prior to the date ownership control of the Company changed on November 14, 2000.

ITEM 10. EXECUTIVE COMPENSATION

                                 SUMMARY COMPENSATION TABLE

Name                                                                                    Other
And                                                                                     Annual
Principal                                                                               Compen-
Position                            Year             Salary            Bonus            sation ($)
Milt Cotter, CEO                    2000             $139,000            --                --
                                    1999             $112,600            --                --
                                    1998             $104,000            --                --
Eric Cotter, VP Admin.              2000             $113,000            --                --
                                    1999             $92,000             --                --
                                    1998             $83,200             --                --
David Fenner, VP Client Rel.        2000             $113,000            --                --
Achievement Tec                     1999             $92,000             --                --
                                    1998             $83,200             --                --
William Stewart, VP Tech. Div.      2000             $78,900             --                --
Achievement Tec                     1999             $72,450             --                --
                                    1998             $66,200             --                --

         During the last completed fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and nominee, each of the named executive officers, and all directors and executive officers as a group. As used in the table below, the term "BENEFICIAL OWNERSHIP" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

Name and Address                            Amount and Nature of                        Percent
of Beneficial Owner                         Beneficial Ownership                        of Class (1)
Glenn A. Arbeitman (2)                      1,047,252                                   10.4%
155 First Street
Mineola, NY 11501

Corey Ribotsky (3)                          1,238,875                                   12.4%
155 First Street
Mineola, NY 11501

Milton Cotter (4)                           3,790,571                                   37.9%
c/o Achievement Tec, Inc.
2100 Highway 360



Suite 400-B
Grand Prairie, Texas 75050

Richard Berman                              859,613                                     8.6%
c/o Achievement Tec, Inc.
2100 Highway 360
Suite 400-B
Grand Prairie, Texas 75050

Eric Cotter                                 449,965                                     4.5%
c/o Achievement Tec, Inc.
2100 Highway 360
Suite 400-B
Grand Prairie, Texas 75050

All Executive Officers and
Directors as a Group                      5,100,149                                    50.9%
(4 Persons)

----------------------
      (1) Calculated based upon approximately 10,014,448 shares of common stock outstanding as of December 31, 2000.

      (2) Includes 394,752 shares owned of record by New Millenium Capital Partners II, LLC, entities controlled by the referenced individual.

      (3) Includes 191,623 shares owned of record by AJW Partners, LLC and 394,752 shares owned of record by New Millenium Capital Partners II, LLC, entities controlled by the referenced individual.

      (4) Includes 1,821,292 shares held by the Cotter 1986 Trust, of which the referenced individual is trustee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as follows:

As of May 9, 2000, the Company, its wholly-owned subsidiary, Achievement Tec Acquisition Corporation, a Delaware corporation ("Acquisition"), and Achievement Tec, Inc., a Texas corporation ("Achievement Tec"), entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Acquisition and Achievement Tec (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, effective November 14, 2000, Acquisition merged with and into Achievement Tec pursuant to the law of the States of Delaware and Texas, with Achievement Tec being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, the pre-Merger holders of capital stock of Achievement Tec received an aggregate of 7,014,448 shares of common stock of the Company, representing 70% of the outstanding common stock of the Company immediately following such issuance. Such pre-Merger holders included Milton Cotter, who received 3,790,571 shares (which includes shares received by the Cotter 1986 Trust, of which Milton Cotter is trustee), and Eric Cotter, who received 449,965 shares.

PART V

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         *2(i)    Agreement and Plan of Merger dated as of May 9, 2000,
         subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among Silver Ramona Mining, Inc., Achievement Tec Acquisition Corporation, a Delaware corporation, and Achievement Tec, Inc., a Texas corporation, filed as Exhibit to Form 8-K, filed November 14, 2000.

         *3(i)    Articles of Incorporation filed as Exhibit to Form 10-SB.

         *3(ii)   By-Laws filed as Exhibit to Form 10-SB.

         *4       Specimen Stock Certificate filed as Exhibit to Form 10-SB.

         21       Subsidiaries

         -----
         *Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

         (b)      Reports on Form 8-K

         Registrant filed a Form 8-K on November 14, 2000, listing Item 1 (Changes in Control of the Registrant), Item 5 (Other Events), and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER RAMONA MINING, INC.

BY: \s\ Milton S. Cotter
   ---------------------
NAME:  Milton S. Cotter
TITLE:  President and Director

Dated:  April 17, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                               Date
\s\ Milton S. Cotter                Principal Executive Officer and Director            April 17, 2001
--------------------
Milton S. Cotter

\s\
------------------
Richard Berman                      Director                                            April ___, 2001

\s\ Joe C. Loyd
------------------
Joe C. Loyd                         Director                                            April 17, 2001

\s\ Eric Cotter
---------------
Eric Cotter                         Principal Financial Officer, Principal              April 17, 2001
                                    Accounting Officer and Director