Form 10QSB
period 2001-03-31
SILVER RAMONA MINING CO
filed 2001-05-21
CIK 1045151

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

        [ ] Transition report under Section 13 or 15(d) of Exchange Act

                  For the transition period from _____ to _____

                         Commission File Number 0-23737

                           SILVER RAMONA MINING, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                            82-0290939
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

            2100 HIGHWAY 360, SUITE 400-B, GRAND PRAIRIE, TEXAS 75050
                    (Address of Principal Executive Offices)

                                 (972) 641-5494
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,014,748 shares of Common Stock, $.001 par value, outstanding as of May 15, 2001.

         Transitional Small Business Disclosure Format (check one):

         Yes     No [X]

                                               SILVER RAMONA MINING COMPANY

                                                     TABLE OF CONTENTS
                                                                                                                Page
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation...............................................21

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................24
Item 2.   Changes in Securities..................................................................................24
Item 3.   Defaults Upon Senior Securities........................................................................24
Item 4.   Submission of Matter to a Vote of Security Holders.....................................................24
Item 5.   Other Information......................................................................................25
Item 6.   Exhibits and Reports on Form 8-K.......................................................................25

SIGNATURES


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                      INDEX


                                                                  PAGE

Consolidated Balance Sheet                                         4

Consolidated Statement of Operations                               5

Consolidated Statement of Stockholders' Equity                     6

Consolidated Statement of Cash Flows                             7 - 8

Notes to Consolidated Financial Statements                       9 - 20


                                         SILVER RAMONA MINING COMPANY
                                               AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            2001                2000
                                                                                      ---------------      ----------------
                                                                                        (Unaudited)
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $        38,273      $              -
  Accounts receivable, net of allowance for
   doubtful accounts of $84,219 and $17,500                                                   257,243               124,872
  Debt issue costs, net of accumulated amortization
   cost of $18,122 and $6,456                                                                  16,878                28,544
                                                                                      ---------------      ----------------
      Total current assets                                                                    312,394               153,416

Property and equipment, net of accumulated
 depreciation of $94,612 and $23,446                                                           61,221                62,666

Intangible assets, net of accumulated amortization
 of $10,977 and $2,242                                                                          7,766                16,501
Goodwill, net of accumulated amortization of $57,829 and $-0-                               3,411,940                     -

Other assets                                                                                    6,317                 2,671
                                                                                      ---------------      ----------------
      TOTAL ASSETS                                                                    $     3,799,638      $        235,254
                                                                                      ===============      ================

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Bank overdraft                                                                    $         4,181      $         45,505
    Accounts payable and accrued expenses                                                     305,105                21,140
    Notes payable - current                                                                   304,535               331,624
    Convertible notes payable - current                                                     1,400,000                     -
                                                                                      ---------------      ----------------
      Total current liabilities                                                             2,013,821               398,269

Due to officer                                                                                 74,830                94,582
Convertible notes payable - non-current                                                       850,000                     -
Notes payable - non-current                                                                    51,899                37,572
                                                                                      ---------------      ----------------
      Total liabilities                                                                     2,990,550               530,423
                                                                                      ---------------      ----------------

Commitments and contingencies                                                                       -                     -

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.001 par value; 10,000,000
     shares authorized; -0- issued and outstanding                                                  -                     -
    Common stock - $0.001 par value; 50,000,000
     shares authorized; 10,264,748 and 10,014,748
     issued and outstanding                                                                    10,264                10,014
    Additional paid-in capital                                                              2,436,713               636,963
    Deferred compensation expense                                                            (500,000)                    -
    Accumulated deficit                                                                    (1,137,889)             (942,146)
                                                                                      ---------------      ----------------
       Total stockholders' equity (deficiency)                                                809,088              (295,169)
                                                                                      ---------------      ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                                        $     3,799,638      $        235,254
                                                                                      ===============      ================


       The accompanying notes are an integral part of the consolidated financial statement.

                                       SILVER RAMONA MINING COMPANY
                                             AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                    ---------------------------------
                                                                                        2001                2000
                                                                                    -------------        ------------
                                                                                     (Unaudited)          (Unaudited)
REVENUE                                                                             $     988,167        $    314,590
                                                                                    -------------        ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salary and employee benefits                                                          624,083             226,045
    Insurance expense                                                                      26,584              19,910
    Depreciation and amortization expense                                                  69,473               4,073
    Professional fees                                                                      48,118              40,816
    Travel and entertainment expense                                                       31,995              17,009
    Rent expense                                                                           44,493              18,843
    Advertising expense                                                                   209,172               2,082
    Other general and administrative expenses                                             110,201              38,848
                                                                                    -------------        ------------
       Total selling, general and administrative expenses                               1,164,119             367,626
                                                                                    -------------        ------------

LOSS FROM OPERATIONS                                                                     (175,952)            (53,036)
OTHER INCOME (EXPENSE)
    Interest income                                                                           109                  -
    Interest expense                                                                      (19,900)             (8,822)
                                                                                    -------------        ------------
        Total other income (expense)                                                      (19,791)             (8,822)
                                                                                    -------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                   (195,743)            (61,858)

PROVISION FOR INCOME TAXES                                                                      -                   -
                                                                                    -------------        ------------

NET LOSS                                                                            $    (195,743)       $    (61,858)
                                                                                    =============        ============

NET LOSS PER COMMON SHARE
    Basic and diluted                                                               $       (0.02)       $      (0.01)
                                                                                    =============        ============


       The accompanying notes are an integral part of the consolidated financial statement.

                                    SILVER RAMONA MINING COMPANY
                                           AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                                   Total
                                                                  Additional      Deferred                      Stockholders'
                                           Common Stock            Paid-in      Compensation     Accumulated       Equity
                                       Shares       Amount         Capital         Expense         Deficit      (Deficiency)
                                      ---------   ----------      ---------       --------         -------      ------------
Balance at December 31, 1999          4,226,283   $    4,226     $  248,518     $        -       $  (695,899)   $   (443,155)

Acquisition of net assets of
 Silver Ramona                                     3,000,300          3,000         (3,000)                -               -

Net Loss for the year ended
December 31, 2000                             -            -              -              -          (246,247)       (246,247)

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                                     2,773,717          2,774        597,226                 -               -

Issuance of stock for interest           14,448           14            889              -                 -             903

Debt issue cost                                            -              -         35,000                 -               -

Offering costs                                -            -       (241,670)             -                 -        (241,670)
                                     ----------   ----------     ----------     ----------      ------------    ------------

Balance at December 31, 2000         10,014,748       10,014        636,963              -          (942,146)       (295,169)

Acquisition of net assets of
 Personnel Profiles                                  200,000            200      1,199,800                 -               -

Acquisition of net assets of
 L & R Moran                             50,000           50         99,950              -                 -         100,000

Stock options for compensation                -            -        500,000              -                 -         500,000

Deferred compensation expense                 -            -              -       (500,000)                -        (500,000)

Net loss for the period ended
 March 31, 2001 (Unaudited)                   -            -              -              -          (195,743)       (195,743)
                                     ----------   ----------     ----------     ----------      ------------    ------------

Balance at March 31, 2001
  (Unaudited)                        10,264,748   $   10,264     $2,436,713     $ (500,000)     $ (1,137,889)   $    809,088
                                    ===========   ==========     ==========     ==========      ============    ============







       The accompanying notes are an integral part of the consolidated financial statement.

                                   SILVER RAMONA MINING COMPANY
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                   ----------------------------------
                                                                                        2001                 2000
                                                                                   --------------        ------------
                                                                                     (Unaudited)          (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                        $     (195,743)       $    (61,858)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                                                 5,822               4,073
      Amortization of goodwill                                                             60,108                   -
      Bad debt expense                                                                        560                   -
   Changes in certain assets and liabilities:
      Decrease in debt issue costs                                                         11,666                   -
      (Increase) decrease in accounts receivable                                          115,746             (67,669)
      Decrease in other assets                                                                  -               1,525
      Decrease (increase) in accounts payable and accrued expenses                        119,628             (19,763)
                                                                                   --------------        ------------
Total cash (used in) provided by operating activities                                     117,787            (143,692)
                                                                                   --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                                           -              (9,767)
   Increase in intangible assets                                                                -                (679)
                                                                                   --------------        ------------
Total cash (used in) investing activities                                                       -             (10,446)
                                                                                   --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in bank overdraft                                                             (41,324)            (17,007)
   Proceeds from notes payable                                                                  -             (22,077)
   Repayment of notes payable                                                             (12,762)                  -
   Decrease in due to officer                                                             (19,752)            (32,446)
   Sale of stock                                                                                -             400,000
                                                                                   --------------        ------------
Total cash (used in) provided by financing activities                                     (79,514)            328,470
                                                                                   --------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  38,273             174,332

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                   -               5,000
                                                                                   --------------        ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                            $       38,273        $    179,332
                                                                                   ==============        ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                $        8,234        $      8,822
                                                                                   ==============        ============
   Income taxes                                                                    $            -        $          -
                                                                                   ==============        ============









       The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 2001



NON CASH FINANCING ACTIVITIES:

       The Company acquired all the assets and liabilities of Career Direction, Inc. on January 1, 2001, for 200,000 shares of its common stock valued at $1,200,000 and the issuance of a $800,000 note payable (see Note 3a).

       The Company acquired all the assets and liabilities of Personnel Profiles, Inc. on January 1, 2001, for a $500,000 note payable (see Note
       3b).

       The Company acquired all the assets and liabilities of L and R Moran, Inc. on January 1, 2001, for 50,000 shares of its common stock valued at $100,000, and $950,000 notes payable (see Note 3c).

       As a condition to the consummation of the sale and purchase agreements with Career Directions, Inc., Personnel Profiles, Inc., and L and R Moran, Inc., dated January 1, 2001, the Company is required to execute three year employment agreements with the executives for stock options. As of March 31, 2001, $500,000 was recorded as deferred compensation.






















The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



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

                     2) Achievement Tec Acquisition Corporation ("Acquisition"),
                        was incorporated under the laws of the state of Delaware on November 1, 2000;

                     3) Career Direction, Inc. ("Career Direction"), a Texas
                        corporation (see Note 3a);

                     4) Personnel Profiles, Inc. ("Personnel Profiles"), an Ohio
                        corporation (see Note 3b); and

                     5) L and R Moran, Inc. ("L&R Moran"), a Texas corporation
                        (see Note 3c).

                  Effective May 9, 2000, the Company, Achievement Tec and Acquisition entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Achievement Tec and Acquisition (as amended, the "Merger Agreement"), whereby Acquisition will merge with and into Achievement Tec pursuant to the laws of the State of Delaware and Texas, and Achievement Tec will be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, the holders of the common and preferred stock of Achievement Tec received an aggregate of 7,014,948 shares of common stock of the Company, representing approximately 70% of the outstanding common stock of the Company immediately following such issuance.

                  The financial statement presented include the accounts of Achievement Tec from its inception (May 25, 1967) and that of Silver Ramona Mining Company from November 9, 2000 to December 31, 2000.

                  As of January 1, 2001, the Company acquired three subsidiaries: Career Direction, Inc., Personnel Profiles, Inc. and L and R Moran, Inc.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                   WWW.VIRTUALHRCENTER.COM
                                    WWW.POSITIVESTEP.COM
                                   WWW.CAREERDIRECTION.COM
                                  WWW.MYCAREERDIRECTION.COM

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           h)     GOODWILL
                  Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows.

           i)     INCOME TAXES
                  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

           j)     ADVERTISING COSTS
                  Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the three months ended March 31, 2001 and 2000, advertising expense amounted to $209,172 and $2,082, respectively.

           k)     FAIR VALUE OF FINANCIAL INSTRUMENTS
                  The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of March 31, 2001 and December 31, 2000.

           l)     LONG-LIVED ASSETS
                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

           m)     OFFERING COSTS
                  Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           n)     DEBT ISSUE COSTS
                  Debt issue costs represent various commissions paid and the estimated cost of the 35% conversion discount feature relating to the issuance of the Company's convertible debentures. These costs are being amortized over the life of the debt (see Note
                  5d).

           o)     STOCK-BASED COMPENSATION
                  SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

           p)     LOSS PER SHARE
                  SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

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

                  The shares used in the computation of loss per share, as restated, were as follows:

                                                                  March 31,
                                                    ---------------------------------
                                                         2001                2000
                                                    --------------      -------------
                     Basic and diluted                 10,264,748           4,226,283
                                                       ==========        ============

           q)     COMPREHENSIVE INCOME
                  SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001 and December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 2 -          RELATED PARTY TRANSACTIONS

                  As of March 31, 2001 and 2000, the Company has a payable due to an officer totaling $74,830 and $94,582, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 3 -          ACQUISITIONS/GOODWILL

                  As of January 1, 2001, the Company acquired three subsidiaries: Career Direction, Inc., Personnel Profiles, Inc., and L and R Moran, Inc.

                  Goodwill consists of the following at March 31, 2001:

                  a)  Career Direction, Inc.                       $ 2,007,133
                  b)  Personnel Profiles, Inc.                         501,951
                  c)  L and R Moran, Inc.                              960,685
                                                                   ------------
                                                                     3,469,769
                      Less:  Accumulated Depreciation                  (57,829)
                                                                   ------------
                                                                   $ 3,411,940
                                                                   ============

              a)  CAREER DIRECTION, INC.
                  As of January 1, 2001, the Company and Joe Loyd and Karen Loyd (the "Career Direction Sellers") entered into a Purchase and Sale Agreement (the "Career Direction Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Career Direction, Inc., a Texas corporation ("Career Direction") from the Career Direction Sellers.

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 3 -          ACQUISITIONS (Continued)

     a)  CAREER DIRECTION, INC. (CONTINUED)
(ii) An additional 950,000 shares of common stock of the Company, of which 150,000 shares will be issued at closing, and the remainder will be issued at the rate of 50,000 shares per quarter for 16 quarters. The initial 150,000 shares are convertible to cash in the amount of $150,000, at the election of the Career Direction Sellers, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds at least in that amount. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000, at the election of the Career Direction Sellers, in the event the market value of the Company's common stock falls below $1.00 per share when the installment is due. These contingent cash obligations of the Company of $950,000 are secured pursuant to a convertible promissory note, which is payable with interest on the earlier to occur of (a) 16 calendar quarters after the successful completion by the Company of a private placement offering of its common stock in the amount of $5,000,000 that closes on or before July 1, 2001 (a "Qualified Financing"), or (b) December 21, 2004. Upon the consummation of a Qualified Financing, the unpaid principal and accrued interest on the promissory note may, at the holder's option, be converted into shares of Company common stock at the beginning of any of the subsequent 16 calendar quarters and in amounts equal to the outstanding principal and unpaid accrued interest then due thereunder divided by $1.00.

         As a condition to the consummation of the transactions contemplated by the Career Direction Agreement, the Company is also required to execute

(i) a three year employment agreement by and between Joe Loyd and Career Direction, providing for Joe Loyd to serve as President of Career Direction at an annual compensation of $175,000;
(ii) a three year employment agreement by and between Karen Loyd and Career Direction, providing for annual compensation of $125,000;
(iii) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service on the Company's Board of Directors, 35,000 shares at the end of the second calendar year of service on the Company's Board of Directors, and 35,000 shares at the end of the third calendar year of service on the Company's Board of Directors;
(iv) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 3 -          ACQUISITIONS (Continued)

(v) a stock option in favor of Karen Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

         Joe Loyd will serve as a director of the Company, in addition to serving as President of Career Direction.

         Closing of the transactions contemplated by the Career Direction Agreement occurred as of March 1, 2001.

     b)  PERSONNEL PROFILES, INC.

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

         As a condition to the consummation of the transactions contemplated by the Personnel Profiles Agreement, the Company is also required to execute:

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 3 -          ACQUISITIONS (Continued)


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

         c) L AND R MORAN, INC.

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

         Pursuant to the L and R Moran Agreement, L and R Moran will receive, in exchange for substantially all its assets, the following:

(i) 50,000 shares of common stock of the Company. The 50,000 shares are convertible at the option of L and R Moran into $50,000 cash upon successful completion by the Company of a private placement offering of its common stock in the amount of $2,000,000 on or before July 1, 2001. In addition, L and R Moran may, at its option, require the Company to redeem the 50,000 shares into $50,000 cash in July 2001, unless the value of the Company's common stock is $1.00 or more on such date.

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 3 -          ACQUISITIONS (Continued)

     c)  L AND R MORAN, INC. (CONTINUED)
(iii) a stock option in favor of L.D. Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

(iv) a stock option in favor of Royce Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

         L.D. Moran will serve as a director of the Company, in addition to serving as manager of the assets acquired from L and R Moran.

         Closing of the transactions contemplated by the L and R Moran Agreement occurred as of March 1, 2001.

NOTE 4 -          PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:



                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                          --------------       -------------
         Machinery and Equipment                                          $       54,338       $      76,492
         Furniture and Fixtures                                                  101,495               9,620
                                                                          --------------       -------------
                                                                                 155,833              86,112
         Less:  Accumulated Depreciation                                         (94,612)            (23,446)
                                                                          --------------       -------------
         Property and Equipment, net                                      $       61,221       $      62,666
                                                                          ==============       =============


         Depreciation expense for the period ended March 31, 2001 and 2000 was $5,822 and $4,073, respectively.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 5 -          NOTES PAYABLE

                Notes payable consisted of the following:



                                                                                March 31,          December 31,
                                                                                  2001                  2000
                                                                              ------------         ------------
    a)          First Savings Bank - Interest rate 8.4% -
                  Due on March 25, 2002                                       $    109,932         $    109,932
    b)          First Savings Bank - Interest rate 10.5% -
                  Due on December 15, 2000                                               -                4,000
    c)          First Savings Bank - Interest rate 11%
                  Due on April 19, 2002                                                  -               10,965
    d)          New Millennium - Convertible promissory note
                  Interest rate 8%; due 270 days following
                  November 9, 2000                                                 100,000              100,000
                Various Notes Payable - Interest rate 7% -
                  Due at various dates to 2002                                     146,502              144,299
                                                                              ------------         ------------
                                                                                   356,434              369,196
                      Less:  Current Portion                                      (304,535)            (331,624)
                                                                              ------------         ------------
                      Long-Term Portion                                       $     51,899         $     37,572
                                                                              ============         ============


    a) On March 25, 1999, the Company refinanced its $110,000 loan with First Savings Bank. The loan amount remained $110,000 with interest bearing a rate of 7.75% per annum due on March 25, 2000. Interest only is payable on April 25, 1999 and then on the 25th day of each month thereafter. During March 2000, the Company refinanced the loan again. The loan amount remained $110,000 with interest bearing a rate of 8.4% per annum due on March 25, 2001. Interest only is payable on April 25, 2000 and then on the 25th day of each month thereafter. This loan was renewed during March 2001; the terms and interest rate stay the same.

    b) On August 1, 1999, the Company refinanced its $60,159 loan with First Savings Bank. The loan bore interest at a rate of 10.5% per annum due on August 1, 2000. This loan was then refinanced on December 23, 1999. The loan balance totaled $48,000 bearing interest at a rate of 10% per annum. The loan is payable in 11 payments of $4,000 in principal plus accrued interest beginning on January 15, 2000 and payable the 15th day of every month thereafter until December 15, 2000 when the entire balance shall be due. As of December 31, 2000, this loan was in default for the last payment of $4,000. However, this note was paid in full in the subsequent months.

    c) On April 19, 2000, the Company borrowed $15,000 from First Savings Bank. The loan bears interest at a rate of 11% per annum. The loan is payable in 24 payments of $699 in principal plus accrued interest beginning on May 19, 2000 and payable the 19th day of every month thereafter until April 19, 2002 when the entire balance shall be due. The loan is collateralized by certain accounts receivable, inventory and equipment. As of March 31, 2000, this loan was paid in full.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 5 -          NOTES PAYABLE (Continued)

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

NOTE 6 -          CONVERTIBLE NOTES PAYABLE

         Convertible noes payable consist of the following:



                                                                        March 31,
                                                                          2001
                                                                      -----------
         a) Selling of Career Direction, Inc.                         $   800,000
         b) Selling of Personnel Profiles, Inc.                            00,000
         c) Selling of L & R Moran, Inc.                                  950,000
                                                                      -----------
                                                                        2,250,000
               Less:  Current Portion                                   1,400,000
                                                                      -----------
               Long-Term Portion                                      $   850,000
                                                                      ===========


    a) On January 1, 2001, the Company acquired Career Direction, Inc. for 1,000,000 shares of common stock. At the election of Career Direction seller, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds of at least $1,000,000. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000. These contingent cash obligations of the Company are secured pursuant to a convertible promissory note (see Note 3).

    b) The Company acquired Personnel Profiles, Inc. for a $500,000 convertible note payable at a convertible rate of $62,500 at the end of each calendar quarter beginning March 31, 2001, upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000 (see Note 3).

    c) The Company acquired L and R Moran, Inc., for 50,000 shares of common stock and $950,000 notes payable out of the proceeds of primary or secondary offering of stock at $1.00 per share (see Note 3).

NOTE 7 -          COMMITMENTS AND CONTINGENCIES

         The Company leases office space in Dallas, Texas under an operating lease expiring July 31, 2001. Minimum monthly payments under the lease total $4,150.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001



NOTE 7 -          COMMITMENTS AND CONTINGENCIES (Continued)

         On March 1, 2000, the Company entered into an operating lease for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

         L&R Moran leased office space under an operating lease expiring May 31, 2001. Minimum monthly payments under the lease total $2,473.

         Career Direction leased office space under an operating lease expiring January 31, 2003. Minimum monthly payments under the lease total $1,745.

         Personnel Profiles leased office space under an operating lease expiring June 30, 2002. Minimum monthly base rent under the lease totaled $2,020 and $2,081 for 2001 and 2002, respectively.

         Rent expense under operating leases for the three months ended March 31, 2001 and 2000, was approximately $44,493 and $18,843, respectively.

         On February 5, 2001, the Company factored its accounts receivable. A lien was filed against all accounts receivable.

NOTE 8 -          PREFERRED STOCK

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

         As of March 31, 2000, $400,000 was received on the sale of preferred stocks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERALL OPERATIONS

        The first quarter of 2001 saw the Company complete the acquisitions of Career Direction, Inc., which operates as the job fair operation of the Company, and Personnel Profiles, Inc., which operates as the wholesale independent consultant operation of the Company. Additionally the Company purchased substantially all of the assets of L&R Moran, Inc, which operates the background check operation of the Company. The financial results of the first quarter reflect the consolidated operations of the Company and the three acquisitions.

        Once the acquisitions were completed, management decided against immediate cost reductions which could have made the Company profitable in the first quarter. Such a decision would have necessitated not consolidating the accounting of the four operations. Management felt that immediate consolidation was more prudent in the near term and decided to expand the services of the four operations rather than focus on cutting costs.
Investments were made to develop and introduce a recruiting and placement operation, additional marketing support in the Company's home market, Dallas, deployment of a web-based background check service, and expansion of the Company's job fair operation into West-Coast markets. Management recognized that these investments would negatively impact earnings during the first quarter, especially when incurred in conjunction with an economic downturn. Nevertheless, management believed the investments were necessary to better position the company to grow revenues and reach earnings goals by the third and fourth quarters of 2001.

        The operations of the Company show declining revenues in the first quarter of 2001 relative to the period in the prior year. The slowing economy had a dramatic impact on the first quarter financial results. Going into the first quarter, management felt that the slowing economy would result in a loosening of the labor market. A labor market experiencing a greater supply of workers benefits the company in that employers are more willing to commit resources to applicant screening systems when the labor pool is large enough to justify the expenditure. However, the economy slowed at such a dramatic pace that many employers began to layoff workers and the demand for applicant screening systems declined rapidly. Thus, revenues for the first quarter were sharply lower relative to the same quarter in fiscal year 2000, and below company expectations. Management does believe however, that its assessment of the labor market going into the first quarter will ultimately be correct. Management believes a point of balance will be reached in the labor market whereby labor supply and demand will equalize and the need for applicant screening systems will increase. Management believes that this point of balance will begin to be realized somewhat in the second quarter, with a stronger economy and higher labor demand becoming much more evident in the third and fourth quarters of 2001.

        In addition to the declining revenues, the company's expenditures were considerably higher in the first quarter of 2001. The lower revenue and increased costs resulted in a net loss in the first quarter of $195,743, including $69,473 in depreciation and amortization largely associated with the acquisitions. Increased expenditures in the first quarter were largely due to increased labor costs. The Company increased its number of employees to support its growth plan in the career fairs segment of its business. Additional employees were added in the technical support areas to assist the company in the effort to coordinate the needs of the company and its three acquisitions in terms of computer networking and software integration.
Further staff was added to provide the support needed in the administrative functions of the company, to start-up the Company's recruiting and placement and background check operations, and to additional marketing support.

        While the labor costs are a recurring expenditure, there were several expenses incurred in the first quarter which were non-recurring or will have a less significant impact on earnings in the future. The company incurred $48,118 in professional fees in the first quarter related to the finalization of the merger with Achievement Tec, Inc. and audit fees for the review of the financial condition of Personnel Profiles, Inc., L & R Moran, Inc. and Career Direction, Inc. which were acquired by the company effective January 1, 2001. It is anticipated that these acquisitions will be merged into Achievement Tec, Inc. during fiscal year 2001 eliminating the need for ongoing audits of the acquisitions as independent entities. Thus the costs for the audits of the acquisitions as independent operations are non-recurring as are the costs associated with the finalization of the merger. However, management is considering other acquisitions, which, if completed, would likely require similar expenditures for professional fees.

        In the first quarter, the job fair operation began a market introduction into the West Coast markets of the job fairs produced by the company.
Management estimates that approximately $43,100 was spent in introducing the company and the services it offers into these new markets. This figure includes expenses for advertising the career fairs, expenses for the hotel suites and labor needed to produce the fairs. As an introductory operation, the west coast job fairs lost money. However, management believes that they can reach a break-even point in the second quarter and profitability by the third quarter of 2001.

        Administrative costs associated with integrating the accounting functions of Achievement Tec, Inc. with Career Direction, Inc., L & R Moran, Inc. and Personnel Profiles, Inc. amounted to approximately $32,000. These costs include the staff, software and hardware need to fully centralize and integrate the accounting functions of four operations. While these costs are largely recurring, certain efficiencies will be realized reducing their impact in the future.

        Other costs associated with expanding or starting new operations include $35,000 associated with the introduction of the recruiting and placement operation of the company. This figure represents the costs associated with two recruiters hired. This operation began operations in April 2001 and is expected to break even in the second quarter.

        Other new operations begun in the first quarter include an operation to recruit independent consultants to represent the applicant screening products offered by the company. The costs to start up this operation were approximately $8,500. Another new area of operation which began in the first quarter is the background screening operation. Expenditures in the first quarter to start this operation totaled $27,000.

        Approximately 60% of these expenditures are recurring, but the increased revenues generated by these operations will lessen their impact on future earnings. Approximately $12,500 was expensed in the first quarter relative to the hiring and training of a sales representative to market applicant screening services to companies in the Dallas market.

        An additional expense in the first quarter which will be non-recurring amounted to $18,000 in ancillary advertising costs incurred in the production of career fairs. In the first quarter, management made the decision to place all advertising necessary to produce career fairs directly rather than using an advertising agency. It is anticipated that this decision will result in a 15% discount in advertising costs related to career fairs.

        In the first quarter, management believes the company incurred a total of $223,118 in expenses which were non-recurring or allocated to starting new operations. Excluding these charges, the Company had a profit in the first quarter of $27,375.

INDIVIDUAL OPERATIONS

JOB FAIR OPERATION

        The revenues for the Company's job fairs conducted by the Career Direction operation were 24% higher in the first quarter of 2001 relative to the same period one year ago. This increase is largely due to new market introductions, increases in the client database and a greater focus on sales goals. Advertising expenses for this operation declined in the first quarter
by 8.6% relative to the same period in 2000.   The company had contracted with
an advertising agency for the placement of ads in the markets in which it produced career fairs. In the first quarter, management instituted a program whereby the company would place advertising directly, eliminating the fees associated with the advertising agency. Management estimates that advertising expenses will be reduced by approximately 15% as a result.

        Other expenses for this operation increased an average of 2.2% in the
first quarter as compared to the first quarter 2000.   Labor costs were
substantially higher in the first quarter of 2001 verses the same period a year earlier. The increase was largely due to an increase in the number of employees needed to service career fairs which were being introduced into new markets as well as an increase in the total number of fairs being produced.

        Discounts were offered to employers who subscribed to multiple job fairs. While discounts are effective in enticing clients to subscribe to multiple fairs, management believes that lowering the discount will not adversely affect career fair subscriptions while increasing revenues. Looking forward, management believes that continued cost control measures will allow this operation to significantly impact the company's consolidated results. Additional acquisitions are also being considered to increase revenues for the job fair operations.

BACKGROUND CHECK OPERATION

        Revenues for the Company's background checking operations were 23% lower in the first quarter of this year relative to the same period in 2000. This decrease is due predominately to the economic downturn. Many of the operation's clients reported that they were trying to control their financial results through cost control. Thus hiring had ceased and demand for the operation's applicant screening systems decreased. The depth of the economic downturn was particularly noticeable in the background check and drug screening operations. Most companies invest in these services regardless of economic trends, but demand for these services has been soft as well.

        Like the job fair operation, the background check operation's increased staff placed a large burden on the operation's revenues. Preparations for new marketing campaigns increased the labor expense in the first quarter over the same period a year earlier. Management estimates that this investment in staff will begin to generate additional revenues by the end of the second quarter.

WHOLESALE INDEPENDENT CONSULTANT OPERATION

        Revenues for the first quarter were approximately 20% higher than those of the same period one year ago. The revenue growth can be attributed to the operation's ability to focus on delivering applicant screening systems to large corporate clients and the recruitment of new independent consultants to represent the company's products in other markets. New representatives were recruited in Florida, Oklahoma and Michigan.

        Second quarter revenues for the operation look strong. A contract is pending with a new operation of a large manufacturer in the automobile industry, and new business with two new large corporate prospects looks very promising. The operation plans to continue to emphasize independent consultant recruiting in the second, third and fourth quarters. However, revenues from these new representatives tend to lag the recruiting process by approximately two quarters. Thus, significant increases in revenues from the recruiting effort will not be realized until fiscal year 2002.

DIRECT CLIENT SALES OPERATION

        Revenues for Achievement Tec, Inc. were approximately 40% less in the first quarter of 2001 verses the same period one year earlier. As mentioned previously, the economic slowdown is the primary reason for decreased revenues as many of the operation's clients suspended hiring and demand for applicant screening systems diminished. However, some of the operation's clients were transferred to the Background Check operation to better integrate administrative functions and provide better service for the clients. This transfer represents approximately 9% of the 40% decline in revenues for the period. Additionally, as the primary source of administrative functions for the company, many of the operation's resources were focused on developing and implementing a long-term growth plan for the company, including the acquisition and integration of the job fair operation, the wholesale
independent consultant operation and the background check operation.   The
Direct Client Sales operation's clients have indicated that their need for the applicant screening systems offered by the operation will likely increase as the fiscal year progresses. Based upon this information, management believes that the revenues for the operation will increase in the second quarter. Nevertheless, as the principal administrative function of the company, Achievement Tec, Inc. will continue to have expenses that exceed revenues.
The operation incurred an increase in labor costs of approximately 10% in the first quarter of 2001 verses the same period in 2000. This increase is the result of staff needed for the integration of the accounting and administrative functions of Achievement Tec, Inc. and the company's three acquisitions. As discussed previously, professional fees have represented a large burden for the company and Achievement Tec, Inc. has born the vast majority of that burden. Approximately 20% of the operation's revenues were allocated to professional fees in the first quarter. A plan has been implemented whereby the other operations of the company will contribute a percentage of their revenues to supplement those needed to cover the administrative burden incurred by Achievement Tec, Inc.

LOOKING FORWARD

        The objectives and capital requirements of the company have not changed significantly in the past quarter. The company is seeking to obtain $5,000,000 in private capital to fund growth through acquisitions and proposed marketing plans. Management believes that further acquisitions in the job fair industry will allow the company to obtain a significant share of the job fair market, substantially increasing revenues. The details of the company's capital requirements and objectives may be found in the 10KSB filed for fiscal year 2000.

        This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such factors and other factors could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by all such factors.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, the best of its knowledge, no such actions against the Company are threatened.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None.

         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 2001, the Company filed the following reports on Form 8-K:

                  Registrant filed an amended Form 8-K on January 16, 2001, listing Item 1 (changes in control of the registrant) and Item 5 (other events) in connection with the reverse triangular acquisition of Achievement Tec, Inc., and Item 7 (financial statements, pro forma financial information and exhibits) which included the following financial statements: Achievement Tec, Inc. Financial Statements as of December 31, 1999 and 1998 (audited) and September 30, 2000 (unaudited), and Silver Ramona Mining Company and Subsidiary unaudited Proforma Consolidated Financial Data as of September 30, 2000.

                  Registrant filed a Form 8-K on March 6, 2001, listing Item 2 (acquisition or disposition of assets) in connection with the acquisition of Career Direction, Inc., Personnel Profiles, Inc., and L+R Moran, Inc., and Item 7 (financial statements, pro forma financial information and exhibits).



                                   SIGNATURES

          In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER RAMONA MINING, INC.

BY: /s/ Milton S. Cotter
   ---------------------
NAME:  Milton S. Cotter
TITLE:  President and Chief Executive Officer

BY: /s/ Eric Cotter
   ----------------
NAME:  Eric Cotter
TITLE:  Principal Financial Officer

Dated:  May 21, 2001