Form 10QSB
period 2001-06-30
ACHIEVEMENT TECH HOLDINGS INC /ID/
filed 2001-08-14
CIK 1045151

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2001

|_|   Transition report under Section 13 or 15(d) of Exchange Act

            For the transition period from _____ to _____

                         Commission File Number 0-23737

                         ACHIEVEMENT TEC HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                     82-0290939
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

      Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,753,373 shares of Common Stock, $.001 par value, outstanding as of August 1, 2001.

      Transitional Small Business Disclosure Format (check one):

      Yes |X| No |_|

                          SILVER RAMONA MINING COMPANY

                                TABLE OF CONTENTS

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation............21

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22
Item 2.   Changes in Securities...............................................22
Item 3.   Defaults Upon Senior Securities.....................................23
Item 4.   Submission of Matter to a Vote of Security Holders..................23
Item 5.   Other Information...................................................23
Item 6.   Exhibits and Reports on Form 8-K....................................23

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                      INDEX

                                                                           PAGE

Consolidated Balance Sheet                                                  2

Consolidated Statement of Operations                                        3

Consolidated Statement of Stockholders' Equity                              4

Consolidated Statement of Cash Flows                                      5 - 6

Notes to Consolidated Financial Statements                                7 - 19

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
                                                                       2001            2000
                                                                   -----------     ------------
      ASSETS                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $    62,295      $      --
  Accounts receivable, net of allowance for
   doubtful accounts of $35,469 and $17,500                            223,307        124,872
  Note Receivable                                                      250,000
  Debt issue costs, net of accumulated amortization
   cost of $29,788 and $6,456                                           60,187         28,544
                                                                   -----------      ---------
      Total current assets                                             595,789        153,416
Property and equipment, net of accumulated
 depreciation of $98,598 and $23,446                                    63,870         62,666

Intangible assets, net of accumulated amortization
 of $13,210 and $2,242                                                   5,533         16,501
Goodwill, net of accumulated amortization of $115,658 and $-0-       3,354,111             --

Other assets                                                             9,614          2,671
                                                                   -----------      ---------
      TOTAL ASSETS                                                 $ 4,028,917      $ 235,254
                                                                   ===========      =========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
 CURRENT LIABILITIES
    Bank overdraft                                                 $        --      $  45,505
    Accounts payable and accrued expenses                              523,633         21,140
    Notes payable - current                                            204,535        331,624
    Convertible notes payable - current                              1,350,000             --
                                                                   -----------      ---------
       Total current liabilities                                     2,078,168        398,269

Due to officer                                                          36,128         94,582
Convertible notes payable - non-current                                787,500             --
Convertible Debt                                                     1,193,659
Notes payable - non-current                                             51,899         37,572
                                                                   -----------      ---------
       Total liabilities                                             4,147,354        530,423
                                                                   -----------      ---------

Commitments and contingencies                                               --             --

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.001 par value; 10,000,000
     shares authorized; -0- issued and outstanding                          --             --
    Common stock - $0.001 par value; 50,000,000
     shares authorized; 10,377,248 and 10,014,748
     issued and outstanding                                             10,377         10,014
    Additional paid-in capital                                       2,549,100        636,963
    Treasury Stock                                                    (837,930)
     Deferred compensation expense                                    (500,000)            --
    Accumulated deficit                                             (1,339,984)      (942,146)
                                                                   -----------      ---------
       Total stockholders' equity (deficiency)                        (118,437)      (295,169)
                                                                   -----------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                     $ 4,028,917      $ 235,254
                                                                   ===========      =========

The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For The                        For The
                                                      Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                                  2001            2000            2001            2000
                                              --------------------------      --------------------------
REVENUE                                       $   889,265      $ 315,305      $ 1,877,432      $ 628,833
                                              -----------      ---------      -----------      ---------

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative             1,240,406        393,322        2,334,416        759,201

Depreciation and Amortization                      75,714          6,824          145,821         10,897
                                              -----------      ---------      -----------      ---------

Total selling, general and adminintrative
expenses                                        1,316,119        400,146        2,480,236        141,215
                                              -----------      ---------      -----------      ---------

LOSS FROM OPERATIONS                             (426,855)       (84,841)        (602,804)      (141,265)
                                              -----------      ---------      -----------      ---------
OTHER INCOME (EXPENSE)
         Other Income                             249,290             --          249,290
         Interest income                               38             --              147
         Interest expense                         (24,570)        (7,028)         (44,471)       (15,849)
                                              -----------      ---------      -----------      ---------

Total other income (expense)                      224,758         (7,028)         204,967        (15,849)
                                              -----------      ---------      -----------      ---------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                 (202,096)       (91,868)        (397,838)      (157,064)

PROVISION FOR INCOME TAXES                             --             --               --             --
                                              -----------      ---------      -----------      ---------

NET LOSS                                      $  (202,096)     $ (91,868)     $  (397,838)     $(157,064)
                                              ===========      =========      ===========      =========

NET LOSS PER COMMON SHARE
    Basic and diluted                         $     (0.02)     $   (0.02)     $     (0.04)     $   (0.03)
                                              ===========      =========      ===========      =========

The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                           Total
                                         Common Stock          Additional                  Deferred    Stockholders'
                                   ----------------------       Paid-in      Treasury    Compensation   Accumulated        Equity
                                     Shares        Amount       Capital        Stock        Expense       Deficit       (Deficiency)
                                   ----------      ------     -----------    ---------   ------------  -------------    ------------
Balance at December 31, 1999        4,226,283     $ 4,226     $   248,518           --     $      --    $  (695,899)     $(443,155)

Acquisition of net assets of
 Silver Ramona                      3,000,300       3,000          (3,000)          --            --             --             --

Net Loss for the year ended
December 31, 2000                          --          --              --           --            --       (246,247)      (246,247)

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                      2,773,717       2,774         597,226           --            --             --        600,000

Issuance of stock for interest         14,448          14             889           --            --             --            903

Debt issue cost                            --          --          35,000           --            --             --         35,000

Offering costs                             --          --        (241,670)          --            --             --       (241,670)
                                   ----------      ------     -----------    ---------     ---------    -----------      ---------
Balance at December 31, 2000       10,014,748      10,014         636,963           --            --       (942,146)      (295,169)

Acquisition of net assets of
 Career Directions                    200,000         200       1,199,800           --            --             --      1,200,000

Acquisition of net assets of
 L & R Moran                           50,000          50          99,950           --            --             --        100,000

Stock options for compensation             --          --         500,000           --            --             --        500,000

Deferred compensation expense              --          --              --           --      (500,000)            --       (500,000)

Career Direction Conversion            50,000          50          49,950           --            --             --         50,000

Convertible Debtentures                    --          --              --     (837,930)           --             --       (837,930)

Convertible Note for                   62,500          63          62,437           --            --             --         62,500
 Personnel Profiles

Net loss for the period ended
June 30, 2001 (Unaudited)                  --          --              --           --            --       (397,838)      (397,838)
                                   ----------      ------     -----------    ---------     ---------    -----------      ---------
Balance at June 30, 2001
   (Unaudited)                     10,377,248      10,377     $ 2,549,100    $(837,930)    $(500,000)   $(1,339,984)     $(118,437)
                                   ==========      ======     ===========    =========     =========    ===========      =========

   The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                      -------------------------
                                                                          2001           2000
                                                                      -----------     ---------
                                                                      (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                            $(397,838)     $(157,114)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                                7,528         10,897
      Amortization of goodwill                                           126,626             --
      Bad debt expense                                                       560             --
      Other Income                                                      (249,290)            --
Changes in certain assets and liabilities:
      Increase in debt issue costs                                       (31,643)            --
      (Increase) decrease in accounts receivable                         397,536       (117,284)
      Decrease in other assets                                            (6,943)         1,525
      Decrease (increase) in accounts payable and accrued expenses       331,796         47,556
                                                                       ---------      ---------
Total cash (used in) provided by operating activities                    178,332       (214,420)
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                     (6,635)       (32,915)
   Increase in intangible assets                                              --         (3,779)
                                                                       ---------      ---------
Total cash (used in) investing activities                                 (6,635)       (36,694)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in bank overdraft                                            (45,505)       (26,795)
   Proceeds from notes payable                                                --        (22,997)
   Repayment of notes payable                                             (5,443)            --
   Decrease in due to officer                                            (58,454)      (104,094)
   Sale of stock                                                              --        400,000
                                                                       ---------      ---------
Total cash (used in) provided by financing activities                   (109,402)       246,115
                                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 62,295         (5,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 --          5,000
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $  62,295      $      --
                                                                       =========      =========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                    $  44,136      $  15,849
                                                                       =========      =========
   Income taxes                                                        $      --      $      --
                                                                       =========      =========

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 2001

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

      As a condition to the consummation of the sale and purchase agreements with Career Directions, Inc., Personnel Profiles, Inc., and L and R Moran, Inc., dated January 1, 2001, the Company is required to execute three year employment agreements with the executives for stock options. As of June 30, 2001, $500,000 was recorded as deferred compensation.

The accompanying notes are an integral part of the consolidated financial statement.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    BASIS OF PRESENTATION

            The unaudited consolidated financial statements have been prepared by Silver Ramona Mining Company (the "Company") in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 17, 2001

            The accompanying consolidated financial statements include the accounts of Silver Ramona Mining Company (the "Company"), a holding company organized under the laws of the State of Idaho on May 25, 1967. The Company, on February 28, 2000, voted to amend its Articles of Incorporation to the State of Delaware. Its Subsidiaries include:

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

            The financial statement presented include the accounts of Achievement Tec from its inception


                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

      (May 25, 1967) and that of Silver Ramona Mining Company from November 9, 2000 to December 31, 2000 .As of January 1, 2001, the Company acquired three subsidiaries: Career Direction, Inc., Personnel Profiles, Inc. and L and R Moran, Inc.

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

      j)    ADVERTISING COSTS

            Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the six months ended June 30, 2001 and 2000, advertising expense amounted to $324,024 and $4,886, respectively.

      k)    FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of June 30, 2001 and December 31, 2000.

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

            The shares used in the computation of loss per share, as restated, were as follows:

                                                         JUNE 30,
                                             ------------------------------
                                                2001                 2000
                                             ----------           ---------
            Basic and diluted                10,377,000           5,274,400
                                             ==========           =========

      q)    COMPREHENSIVE INCOME

            SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 2 - RELATED PARTY TRANSACTIONS

      As of June 30, 2001 and 2000, the Company has a payable due to an officer totaling $36,128 and $94,582, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 3 - ACQUISITIONS/GOODWILL

      As of January 1, 2001, the Company acquired three subsidiaries: Career Direction, Inc., Personnel Profiles, Inc., and L and R Moran, Inc.

      Goodwill consists of the following at June 30, 2001:

      a)  Career Direction, Inc.                                    $ 2,007,133
      b)  Personnel Profiles, Inc.                                      501,951
      c)  L and R Moran, Inc.                                           960,685
                                                                    -----------
                                                                      3,469,769
              Less: Accumulated Depreciation                           (115,658)
                                                                    -----------
                                                                    $ 3,354,111
                                                                    ===========

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

            As a condition to the consummation of the transactions contemplated by the Career Direction Agreement, the Company is also required to execute

      (i) a three year employment agreement by and between Joe Loyd and Career Direction, providing for Joe Loyd to serve as President of Career Direction at an annual compensation of $175,000;
      (ii) a three year employment agreement by and between Karen Loyd and Career Direction, providing for annual compensation of $125,000;
      (iii) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service on the Company's Board of Directors, 35,000 shares at the end of the second calendar year of service on the Company's Board of Directors, and 35,000 shares at the end of the third calendar year of service on the Company's Board of Directors;
      (iv) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 3 - ACQUISITIONS (Continued)

      b)    PERSONNEL PROFILES, INC.

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

NOTE 4 - NOTE RECEIVABLE

            Outstanding balance from issuance of Convertible Debenture (see Note
            10).

NOTE 5- PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                 June 30,     December 31,
                                                   2001           2000
                                                ---------     ------------
            Machinery and Equipment             $  54,338      $ 76,492
            Furniture and Fixtures                108,130         9,620
                                                ---------      --------
                                                  162,468        86,112
            Less: Accumulated Depreciation        (98,598)      (23,446)
                                                ---------      --------
            Property and Equipment, net         $  63,870      $ 62,666
                                                =========      ========

            Depreciation expense for the period ended June 30, 2001 and 2000 was $7,528 and $6,423, respectively.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 6 - NOTES PAYABLE

            Notes payable consisted of the following:

                                                              June 30,     December 31,
                                                                2001           2000
                                                             ---------     ------------
      a)    First Savings Bank - Interest rate 8.4% -
              Due on March 25, 2002                          $ 109,932      $ 109,932
      b)    First Savings Bank - Interest rate 10.5% -
              Due on December 15, 2000                              --          4,000
      c)    First Savings Bank - Interest rate 11%
              Due on April 19, 2002                                 --         10,965
      d)    New Millennium - Convertible promissory note
              Interest rate 8%; due 270 days following
              November 9, 2000                                      --        100,000
            Various Notes Payable - Interest rate 7% -
              Due at various dates to 2002                     146,502        144,299
                                                             ---------      ---------
                                                               256,434        369,196
                       Less: Current Portion                  (204,535)      (331,624)
                                                             ---------      ---------
                       Long-Term Portion                     $  51,899      $  37,572
                                                             =========      =========

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

      c) On April 19, 2000, the Company borrowed $15,000 from First Savings Bank. The loan bears interest at a rate of 11% per annum. The loan is payable in 24 payments of $699 in principal plus accrued interest beginning on May 19, 2000 and payable the 19th day of every month thereafter until April 19, 2002 when the entire balance shall be due. The loan is collateralized by certain accounts receivable, inventory and equipment. As of June 30, 2001, this loan was paid in full.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 6 - NOTES PAYABLE (Continued)

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

            Convertible noes payable consist of the following:

                                                         June 30,
                                                          2001
                                                       ----------
            a) Selling of Career Direction, Inc.       $  750,000
            b) Selling of Personnel Profiles, Inc.        437,500
            c) Selling of L & R Moran, Inc.               950,000
                                                       ----------
                                                        2,137,500
                           Less: Current Portion        1,350,000
                                                       ----------
                           Long-Term Portion           $  787,500
                                                       ==========

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

      b) The Company acquired Personnel Profiles, Inc. for a $500,000 convertible note payable at a convertible rate of $62,500 at the end of each calendar quarter beginning March 31, 2001, upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000 (see Note
            3).

      c) The Company acquired L and R Moran, Inc., for 50,000 shares of common stock and $950,000 notes payable out of the proceeds of primary or secondary offering of stock at $1.00 per share (see Note
            3).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

            The Company leases office space in Dallas, Texas under an operating lease expiring July 31, 2004. Minimum monthly payments under the lease total $6,045.

                          SILVER RAMONA MINING COMPANY
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

            Rent expense under operating leases for the three months ended June 30, 2001 and 2000, was approximately $76,020 and $18,843, respectively.

            On February 5, 2001, the Company factored its accounts receivable. A lien was filed against all accounts receivable.

NOTE 9 - PREFERRED STOCK

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

            As of June 30, 2001, $400,000 was received on the sale of preferred stocks.

NOTE 10 - CONVERTIBLE DEBENTURES

            Achievement Tec Holdings, Inc. (formerly known as Silver Ramona Mining, Inc.,a Delaware corporation (the "Company") has entered into a Secured ConvertibleDebenture Purchase and Exchange Agreement dated as of June 29, 2001, by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the PurchaseAgreement, to purchase an aggregate principal amount of $1,193,658.60 of theCompany's 10% Secured Convertible Debentures, due twenty-four months from issuance. The Debentures are convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock").As consideration for the purchase of the Debentures, the Purchasers (i) paid $250,000; (ii)
            exchanged convertible debentures of the Company in the aggregate principal amount of $105,019.18; and (iii) exchanged 586,375 sharesof Common Stock. In addition, the Purchasers agreed to pay an additional$250,000 (Note 4) for additional Debentures in that amount, to be paid on the second trading day after the effective date of a registration statement filed withthe Securities and Exchange Commission under the Securities Act of 1933, as amended, covering all shares of Common Stock into which the Debentures are convertible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL OPERATIONS

The second quarter of 2001 saw further consolidation of the Company's first quarter acquisitions, Career Direction, Inc., which operates as the job fair operation of the Company, and Personnel Profiles, Inc., which operates as the wholesale independent consultant operation of the Company. Additionally the Company consolidated the operations of L&R Moran, Inc, which operates the background check operation of the Company. The financial results of the second quarter reflect the consolidated operations of the Company and the three acquisitions.

In addition to the further consolidation, management began planning cost reduction measures to improve the Company's profitability. These measures will begin to be implemented in the third quarter and will result in an immediate reduction in expenditures associated with operations.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2001, the Company recorded an operating loss of $ 426,855. A one-time gain on a stock conversion transaction yielded additional income of $ 249,290, resulting in a net loss for the period of $ 202,096, or .02 per share. The results for the six month period ending June 30, 2001 reflect a net loss of 397,838, or .04 per share.

TOTAL REVENUE

Total revenue for the quarter ending June 30, 2001 was $ 889,265. Total revenue for the six months ending was $ 1,877,432. The slowing economy continues to have a dramatic impact on the labor market throughout the country, impairing the Company's financial results. The second quarter continued the trend of dramatic downsizing as companies continued to layoff workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions. Thus, the Company's revenues continued to decline in the second quarter. Additionally, the second quarter and the first half of the third quarter are somewhat cyclical in terms of the Company's revenues. Traditionally, companies ramp up their expenditures for employment screening and recruiting in the first quarter of a calendar year. In the second and third quarters, those expenditures diminish and increase again the fourth quarter. Management believes that some of the revenue decline experienced by the Company is related to this cyclical nature of the industry.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

Selling, General and Administrative expenses for the quarter ending June 30, 2001 totaled $ 1,316,119. The total Selling, General and Administrative expenses for the six months ending June 30, 2001 were $ 2,480,236. The increase in the second quarter is largely attributed to recurring costs associated with a receivables financing agreement.

EXTRAORDINARY ITEMS

The Company has recognized income from the conversion of common stock to convertible debentures of $ 249,290 for the quarter ending June 30, 2001 and the six months ending June 30, 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2001 were $ 62,295 The Company has a Note Receivable in the amount of $ 250,000 due within two trading days after the Company's registration statement for the shares underlying the Company's convertible debentures becomes effective with the Securities and Exchange Commission.

OTHER EVENTS

Achievement Tec Holdings, Inc., a Delaware corporation (the "Company") has entered into a Secured Convertible Debenture Purchase and Exchange Agreement dated as of June 29, 2001 (the "Purchase Agreement"), by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC (individually a "Purchaser" and collectively the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreement, to purchase an aggregate principal amount of $1,192,949.06 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance (the "Debentures"). The Debentures are convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $250,000; (ii) exchanged convertible debentures of the Company in the aggregate principal amount of $105,019.18; and (iii) exchanged 586,375 shares of Common Stock. In addition, the Purchasers agreed to pay an additional $250,000 for additional Debentures in that amount, to be paid on the second trading day after the effective date of a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, covering all shares of Common Stock into which the Debentures are convertible. At closing, the Company executed and delivered a Registration Rights Agreement among the Company and the Purchasers, Transfer Agent Instructions delivered to and acknowledged in writing by the Company's transfer agent, a Security Agreement among the Company and the Purchasers pursuant to which the Company and its subsidiaries granted to the Purchasers a second priority security interest in their assets to secure performance under the Debentures, and an Intellectual Property Security Agreement among the Company and the Purchasers pursuant to which the Company and its subsidiaries granted to the Purchasers a second priority security interest in their intellectual property assets to secure performance under the Debentures. The details of this transaction may be found in an 8K statement filed with the Securities and Exchange Commission.

SUBSEQUENT EVENTS

On July 19, 2001, Career Direction, Inc. ("Career Direction"), Achievement Tec, Inc. ("Achievement Tec"), Achievement Tec Holdings, Inc. (the "Company"), and Joe and Karen Loyd (collectively, the "Loyds") entered into an agreement (the "Modification and Termination Agreement") to modify and terminate certain agreements previously entered into between the Loyds and the Company. Specifically, the parties agreed to modify the Purchase and Sale Agreement dated as of January 1, 2001 (the "Purchase and Sale Agreement") pursuant to which the Company purchased all the issued and outstanding stock in Career Direction from the Loyds, and to terminate the employment agreements dated as of January 1, 2001 pursuant to which Career Direction agreed to employ the Loyds. In connection with the acquisition of Career Direction by the Company, Joe Loyd became a director of the Company, in addition to serving as President of Career Direction. The details of this transaction may be found in an 8K statement filed with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, the best of its knowledge, no such actions against the Company are threatened.

ITEM 2. CHANGES IN SECURITIES

      The Company entered into a Secured Convertible Debenture Purchase and Exchange Agreement dated as of June 29, 2001 (the "Purchase Agreement"), by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC (individually a "Purchaser" and collectively the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate principal amount of $1,442,949.09 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance (the "Debentures").

The Debentures are convertible into shares of the Company's common stock. As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal amount of $105,019.18; and (iii) exchanged 586,375 shares of common stock. The transaction was structured so as to comply with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended June 30, 2001, the Company mailed to its stockholders and Information Statement to inform all stockholders of the following:

      1. The election of Neil H. Powell, Jr. and Mary Jo Zandy to the Board of Directors of the Company, to serve until the next Annual Meeting and until their successors have been elected and qualified; and
      2. The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Achievement Tec Holdings, Inc."

      The aforementioned actions were approved on May 31, 2001 by written consent of the holders of 5,100,149 shares of the Company's common stock, representing approximately 51% of the outstanding common stock, such approval to be effective 20 days after the Company has mailed the Information Statement to the stockholders. The names of each director whose term of office continued after the approval of the aforementioned actions are: Milton Cotter, Richard Berman, Joe C. Loyd and Eric Cotter.

ITEM 5. OTHER INFORMATION

      This Item is not applicable to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture Due August 13, 2003 in the principal sum of $125,000, issued to New Millennium Capital Partners II, LLC.
      10.2 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture Due August 13, 2003 in the principal sum of $125,000, issued to AJW Partners, LLC.

      (b)   Reports on Form 8-K

            During the quarter ended June 30, 2001, the Company filed the following reports on Form 8-K:

            Registrant filed a Form 8-K on April 9, 2001, listing Item 4 (Changes in Registrant's Certifying Accountant) in connection with the dismissal of HJ Associates, LLC as the Company's principal independent accountant, and the engagement of Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's principal independent accountant for the fiscal year ended December 31, 2000. The Form 8-K was amended on May 14, 2001 to include as an exhibit the letter from HJ & Associates, LLC, addressed to the Securities and Exchange Commission, in accordance with Item 304(a)(3) of Regulation SKB.

            Registrant filed an amended Form 8-K on May 15, 2001, listing Item 2 (acquisition or disposition of assets) in connection with the acquisition of Career Direction, Inc., Personnel Profiles, Inc. and L+R Moran, Inc., and Item 7 (financial statements, pro forma financial information and exhibits) which included the following financial statements: Career Direction, Inc., Personnel Profiles, Inc. and L+R Moran, Inc. Financial Statements as of December 31, 2000 and 1999 (audited) and Silver Ramona Mining Company unaudited Proforma Consolidated Financial Data as of December 31, 2000.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER RAMONA MINING, INC.


BY: \s\ Milton S. Cotter
------------------------
NAME:  Milton S. Cotter
TITLE: President and Chief Executive Officer


BY: \s\ Eric Cotter
------------------------
NAME:  Eric Cotter
TITLE: Principal Financial Officer

Dated: August 14, 2001