Form 10QSB
period 2001-09-30
ACHIEVEMENT TECH HOLDINGS INC /ID/
filed 2001-11-19
CIK 1045151

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 2001

[ ]    Transition report under Section 13 or 15(d) of Exchange Act

                   For the transition period from _____ to _____

                         Commission File Number 0-23737

                        ACHIEVEMENT TEC HOLDINGS, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                   82-0290939
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

      Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,439,748 shares of Common Stock, $.001 par value, outstanding as of October 1, 2001.

      Transitional Small Business Disclosure Format (check one):

      Yes     No [X]

                          ACHIEVEMENT TEC HOLDING, INC
                                TABLE OF CONTENTS

                                                                            Page
PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  3
Item 2.   Management's Discussion and Analysis or Plan of Operation.......... 21

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 22
Item 2.   Changes in Securities.............................................. 22
Item 3.   Defaults Upon Senior Securities.................................... 22
Item 4.   Submission of Matter to a Vote of Security Holders................. 23
Item 5.   Other Information.................................................. 23
Item 6.   Exhibits and Reports on Form 8-K................................... 23

SIGNATURES


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          ACHIEVEMENT TEC HOLDINGS, INC
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

                                           ACHIEVEMENT TEC HOLDINGS, INC.
                                                  AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,          December 31,
                                                                                             2001                   2000
                                                                                         ------------         -------------
                                                                                          (Unaudited)
      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                              $     11,530         $           -
  Accounts receivable, net of allowance for
   doubtful accounts of $35,469 and $17,500                                                   239,833               124,872
       Debt issue costs, net of accumulated amortization
       cost of $55,931 and $6,456                                                              76,519                28,544
                                                                                         ------------         -------------
      Total current assets                                                                    327,882               153,416
Property and equipment, net of accumulated
 depreciation of $102,583 and $23,446                                                          64,400                62,666

Intangible assets, net of accumulated amortization
 of $15,976 and $2,242                                                                          2,766                16,501
Goodwill, net of accumulated amortization of $173,489 and $-0-                              3,296,280                     -

Other assets                                                                                    9,714                 2,671
                                                                                         ------------         -------------
      TOTAL ASSETS                                                                       $  3,701,042               235,254
                                                                                         ============         =============
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Bank overdraft                                                                       $     50,848         $      45,505
    Accounts payable and accrued expenses                                                     492,183                21,140
    Notes payable - current                                                                   204,535               331,624
    Convertible notes payable - current                                                     1,350,000                     -
                                                                                         ------------         -------------
       Total current liabilities                                                            2,097,566               398,269

Due to officer                                                                                 53,375                94,582
Convertible notes payable - non-current                                                       475,000                     -
Convertible Debt-NIR                                                                        1,193,659
Notes payable - non-current                                                                   268,090                37,572
                                                                                         ------------         -------------
       Total liabilities                                                                    4,087,690               530,423
                                                                                         ------------         -------------

Commitments and contingencies                                                                       -                     -

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock - $0.001 par value; 10,000,000
     shares authorized; -0- issued and outstanding                                                  -                     -
    Common stock - $0.001 par value; 50,000,000
     shares authorized; 10,439,748 and 10,014,748
     issued and outstanding                                                                    10,439                10,014
    Additional paid-in capital                                                              2,411,538               636,963
    Treasury Stock                                                                           (837,930)
    Deferred compensation expense                                                            (300,000)                    -
    Accumulated deficit                                                                    (1,670,695)             (942,146)
                                                                                         ------------         -------------
       Total stockholders' equity (deficiency)                                               (386,648)             (295,169)
                                                                                         ------------         -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                                           $  3,701,042         $     235,254
                                                                                         ============         =============



                The accompanying notes are an integral part of the consolidated financial statement.


                                        ACHIEVEMENT TEC HOLDINGS, INC.
                                               AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                             For The                              For The
                                                          Three Months                          Nine Months
                                                         Ended Sept 30,                       Ended Sept 30,
                                                    2001                2000              2001              2000
                                                ----------           ---------         ----------        ----------

REVENUE                                         $  817,706           $ 290,134         $2,696,898        $  918,967
                                                ----------           ---------         ----------        ----------

SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative              1,045,723             307,753          3,393,176         1,066,954

Depreciation and Amortization                       64,590               5,530            198,745            16,428
                                                ---------            ---------         ---------          ---------

Total selling, general and adminintrative
expenses                                         1,110,313             313,283          3,591,921         1,083,382
                                                ----------           ---------         ----------        ----------
LOSS FROM OPERATIONS                              (292,607)            (23,149)          (895,023)         (164,415)
                                                ----------           ---------         ----------        ----------
OTHER INCOME (EXPENSE)
         Other Income                                    -                   -            249,290
         Interest income                                 -                   -                147
         Interest expense                         (26,826)              (6,697)           (82,963)          (22,545)
                                                                     ---------                           ----------

Total other income (expense)                      (26,826)              (6,697)           166,474           (22,545)
                                                ---------            ---------         ---------          ---------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                 (319,433)             (29,846)          (728,549)         (186,960)

PROVISION FOR INCOME TAXES                              -                    -                  -                 -
                                                ---------            ---------         ---------          ---------

NET LOSS                                        $(319,433)           $ (29,846)        $ (728,549)        $(186,960)
                                                =========            =========         ==========         =========

NET LOSS PER COMMON SHARE
    Basic and diluted                           $   (0.03)           $   (0.01)        $    (0.07)        $   (0.04)
                                                =========            =========         ==========         =========



           The accompanying notes are an integral part of the consolidated financial statement.


                                    ACHIEVEMENT TEC HOLDINGS, INC.
                                           AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                        Total
                                      Common Stock        Additional                    Deferred     Stockholders'
                                  -------------------      Paid-in       Treasury     Compensation    Accumulated       Equity
                                    Shares     Amount      Capital         Stock        Expense         Deficit      (Deficiency)
                                  ----------  -------     ----------     ---------    ------------   -------------   ------------
Balance at December 31, 1999       4,226,283  $ 4,226     $  248,518     $       -    $          -   $    (695,899)  $   (443,155)

Acquisition of net assets of
 Silver Ramona                     3,000,300    3,000         (3,000)            -               -               -              -

Net Loss for the year ended
December 31, 2000                          -        -              -             -               -        (246,247)      (246,247)

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                     2,773,717    2,774        597,226             -               -               -        600,000

Issuance of stock for interest        14,448       14            889             -               -               -            903

Debt issue cost                            -        -         35,000             -               -               -         35,000

Offering costs                             -        -       (241,670)            -               -               -       (241,670)
                                  ----------  -------     ----------     ---------    ------------   -------------   ------------
Balance at December 31, 2000      10,014,748   10,014        636,963             -               -        (942,146)      (295,169)

Acquisition of net assets of
 Career Directions                   200,000      200      1,199,800             -               -                      1,200,000

Acquisition of net assets of
 L & R Moran                          50,000       50         99,950             -               -               -        100,000

Stock options for compensation             -        -        300,000             -               -               -        300,000

Deferred compensation expense              -        -              -                      (300,000)              -       (300,000)

Career Direction Conversion           50,000       50         49,950             -               -               -         50,000

Convertible Debtentures                    -        -             -       (837,930)              -               -       (837,930)

Convertible Note for
 Personnel Profiles                  125,000      125        124,875             -               -               -        125,000

Net loss for the period ended
September 30, 2001 (Unaudited)             -        -             -              -               -        (728,549)      (728,549)
                                  ----------  -------     ----------     ---------    ------------   -------------   ------------
Balance at September 30, 2001
   (Unaudited)                    10,439,748  $10,439     $2,411,538     $(837,930)   $   (300,000)  $  (1,670,695)  $   (386,648)



                The accompanying notes are an integral part of the consolidated financial statement.

                                                           6


                                    ACHIEVEMENT TEC HOLDINGS, INC.
                                            AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2001               2000
                                                                                     -----------         ----------
                                                                                     (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                          $ (728,549)         $(186,960)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense                                              10,294             16,427
      Amortization of goodwill                                                          188,451                  -
      Bad debt expense                                                                      560                  -
      Other Income                                                                     (249,290)
Changes in certain assets and liabilities:
      Increase in debt issue costs                                                      (47,965)                 -
      (Increase) decrease in accounts receivable                                       (114,961)           (85,771)
      Increase in other assets                                                           (7,943)             1,525
      (Decrease) increase in accounts payable and accrued expenses                      471,043             42,409
                                                                                     -----------         ----------
Total cash (used in) provided by operating activities                                  (478,360)          (212,369)
                                                                                     -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                                    (8,560)           (36,350)
   Increase in intangible assets                                                              -             (5,779)
                                                                                     -----------         ----------
Total cash (used in) investing activities                                                (8,560)           (42,129)
                                                                                     -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdraft                                                             5,343            (12,122)
   Proceeds from notes payable                                                                -            (54,837)
   Repayment of notes payable                                                           (41,207)                 -
   Decrease in due to officer                                                           103,429            (83,541)
   Sale of stock                                                                        430,885            400,000
                                                                                     -----------         ----------
Total cash (used in) provided by financing activities                                   498,450            249,500
                                                                                     -----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                11,530             (5,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                 -              5,000
                                                                                     -----------         ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $   11,530          $       -
                                                                                     ===========         ==========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                  $    82,963         $   22,546
                                                                                     ===========         ==========
   Income taxes                                                                      $         -         $        -
                                                                                     ===========         ==========

               The accompanying notes are an integral part of the consolidated financial statement.


                        ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 2001



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

     As a condition to the consummation of the sale and purchase agreements with Career Directions, Inc., Personnel Profiles, Inc., and L and R Moran, Inc., dated January 1, 2001, the Company is required to execute three year employment agreements with the executives for stock options. As of September 30, 2001, $300,000 was recorded as deferred compensation.




The accompanying notes are an integral part of the consolidated financial statement.

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    BASIS OF PRESENTATION
            The unaudited consolidated financial statements have been prepared by ACHIEVEMENT TEC HOLDINGS, INC. (the "Company") in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

            The accompanying consolidated financial statements include the accounts of ACHIEVEMENT TEC HOLDINGS, INC. (the "Company"), a holding company organized under the laws of the State of Idaho on May 25, 1967. The Company, on February 28, 2000, voted to amend its Articles of Incorporation to the State of Delaware. Its Subsidiaries include:

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

            The financial statement presented include the accounts of Achievement Tec from its inception

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001

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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001



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

        j)  ADVERTISING COSTS
            Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the nine months ended September 30, 2001 and 2000, advertising expense amounted to $421,704 and $5,776, respectively.

        k)  FAIR VALUE OF FINANCIAL INSTRUMENTS
            The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of September 30, 2001 and December 31, 2000.

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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        n)  DEBT ISSUE COSTS
            Debt issue costs represent various commissions paid and the estimated cost of the 35% conversion discount feature relating to the issuance of the Company's convertible debentures. These costs are being amortized over the life of the debt (see Note 6d).

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

            The shares used in the computation of loss per share, as restated, were as follows:

                                                      SEPTEMBER 30,
                                               ------------------------------
                                                 2001                2000
                                               ----------          ----------
                     Basic and diluted         10,439,000           5,274,400
                                               ==========          ==========

        q)  COMPREHENSIVE INCOME
            SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

        r) On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

            On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001



NOTE 2 -    RELATED PARTY TRANSACTIONS

            As of September 30, 2001 and 2000, the Company has a payable due to an officer totaling $53,375 and $69,549, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 3 -    ACQUISITIONS/GOODWILL

            As of January 1, 2001, the Company acquired three subsidiaries:
            Career Direction, Inc., Personnel Profiles, Inc., and L and R Moran, Inc.

            Goodwill consists of the following at September 30, 2001:

                  a)  Career Direction, Inc.                  $ 2,007,133
                  b)  Personnel Profiles, Inc.                    501,951
                  c)  L and R Moran, Inc.                         960,685
                                                              -----------
                                                                3,469,769
                           Less:  Accumulated Depreciation       (173,489)
                                                              -----------
                                                              $ 3,296,280
                                                              ===========

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

                          ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001



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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


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

NOTE 4 -    NOTE RECEIVABLE

            Outstanding balance from issuance of Convertible Debenture (see
            Note 10).


NOTE 5 -   PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                 September 30,     December 31,
                                                     2001              2000
                                                 ------------      ------------
               Machinery and Equipment           $     58,426      $     76,492
               Furniture and Fixtures                 108,557             9,620
                                                 ------------      ------------
                                                      166,983            86,112
               Less:  Accumulated Depreciation       (102,583)          (23,446)
                                                 ------------      ------------
               Property and Equipment, net       $     64,400      $     62,666
                                                 ============      ============


            Depreciation expense for the period ended September 30, 2001 and 2000 was $11,513 and $8,572, respectively.

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


NOTE 6 -    NOTES PAYABLE

               Notes payable consisted of the following:

                                                                        September 30,   December 31,
                                                                            2001            2000
                                                                        -------------   ------------
           a)     First Savings Bank - Interest rate 8.4% -
                    Due on March 25, 2002                               $     109,931   $    109,932
           b)     First Savings Bank - Interest rate 10.5% -
                    Due on December 15, 2000                                        -          4,000
           c)     First Savings Bank - Interest rate 11%
                    Due on April 19, 2002                                           -         10,965
           d)     New Millennium - Convertible promissory note
                    Interest rate 8%; due 270 days following
                    November 9, 2000                                                -        100,000
                  Various Notes Payable - Interest rate 7% -
                    Due at various dates to 2002                              142,694        144,299
           e)     Joe & Karen Loyd                                            220,000              -
                                                                        -------------   ------------
                                                                              472,625        369,196
                             Less:  Current Portion                          (204,535)      (331,624)
                                                                        -------------   ------------
                             Long-Term Portion                          $     268,090   $     37,572
                                                                        =============   ============


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

        c) On April 19, 2000, the Company borrowed $15,000 from First Savings Bank. The loan bears interest at a rate of 11% per annum. The loan is payable in 24 payments of $699 in principal plus accrued interest beginning on May 19, 2000 and payable the 19th day of every month thereafter until April 19, 2002 when the entire balance shall be due. The loan is collateralized by certain accounts receivable, inventory and equipment. As of September 30, 2001, this loan was paid in full.

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


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

     e) Achievement Tec agreed to pay the Loyd's jointly $10,000 per month for 24 months. Each payment is due is due on the 19th of each month beginning August 19, 2001 at no interest.

NOTE 7 -    CONVERTIBLE NOTES PAYABLE

              Convertible noes payable consist of the following:

                                                         September 30,
                                                              2001
                                                         -------------
               a) Selling of Career Direction, Inc.      $   500,000
               b) Selling of Personnel Profiles, Inc.        375,000
               c) Selling of L & R Moran, Inc.               950,000
                                                         -----------
                                                           1,825,000
                  Less:  Current Portion                   1,350,000
                                                         -----------
                  Long-Term Portion                      $   475,000
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

                        ACHIEVEMENT TEC HOLDINGS, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001



NOTE 8 -    COMMITMENTS AND CONTINGENCIES (Continued)

            On March 1, 2000, the Company entered into an operating lease for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

            L&R Moran leased office space under an operating lease expiring May 31, 2003. Minimum monthly payments under the lease total $3,297.

            Career Direction leased office space under an operating lease expiring January 31, 2003. Minimum monthly payments under the lease total $1,745.

            Personnel Profiles leased office space under an operating lease expiring September 30, 2002. Minimum monthly base rent under the lease totaled $2,020 and $2,081 for 2001 and 2002, respectively.

            Rent expense under operating leases for the three months ended September 30, 2001 and 2000, was approximately $45,422 and $15,385, respectively.

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

NOTE 10 -   CONVERTIBLE DEBENTURES

            Achievement Tec Holdings, Inc. (formerly known as Silver Ramona Mining, Inc.,a Delaware corporation (the "Company") has entered into a Secured ConvertibleDebenture Purchase and Exchange Agreement dated as of June 29, 2001, by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the PurchaseAgreement, to purchase an aggregate principal amount of $1,193,658.60 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance. The Debentures are convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $250,000; (ii)
            exchanged convertible debentures of the Company in the aggregate principal amount of $105,019.18; and (iii) exchanged 586,375 sharesof Common Stock. In addition, the Purchasers agreed to pay an additional $250,000 (Note 4) for additional Debentures in that amount, to be paid on the second trading day after the effective date of a registration statement filed withthe Securities and Exchange Commission under the Securities Act of 1933, as amended, covering all shares of Common Stock into which the Debentures are convertible.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL OPERATIONS

The third quarter of 2001 saw further consolidation of the Company's first quarter acquisitions, Career Direction, Inc., which operates as the job fair operation of the Company, and Personnel Profiles, Inc., which operates as the wholesale independent consultant operation of the Company. Additionally the Company consolidated the operations of L&R Moran, Inc, which operates the background check operation of the Company. The financial results of the third quarter reflect the consolidated operations of the Company and the three acquisitions.

In addition to the further consolidation, management began planning cost reduction measures to improve the Company's profitability. These measures were implemented in the third quarter and will result in an immediate reduction in expenditures associated with operations.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, the Company recorded an operating loss of $292,607 The net loss for the period of $319,433, or .03 per share. The results for the nine month period ending September 30, 2001 reflect a net loss of 728,549 or .07 per share.

TOTAL REVENUE

Total revenue for the three months ending September 30, 2001 was $817,706. Total revenue for the nine months ending was $2,696,898. The slowing economy continues to have a dramatic impact on the labor market throughout the country, impairing the Company's financial results. The third quarter continued the trend of dramatic downsizing as companies continued to layoff workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions. Thus, the Company's revenues continued to decline in the third quarter. Additionally, the second quarter and the first half of the third quarter are somewhat cyclical in terms of the Company's revenues. Traditionally, companies ramp up their expenditures for employment screening and recruiting in the first quarter of a calendar year. Management believes that some of the revenue decline experienced by the Company is related to this cyclical nature of the industry and the downsizing of companies in the current slow economic times of 2001.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

Selling, General and Administrative expenses for the three months ending September 30, 2001 totaled $1,110,313. The total Selling, General and Administrative expenses for the nine months ending September 30, 2001 were $3,591,921. The decrease in the third quarter is largely attributed to reduce payroll cost and general cost savings by the company implemented in the third quarter.

EXTRAORDINARY ITEMS

The Company has recognized income from the conversion of common stock to convertible debentures of $0 and $249,290 for the three months ending September 30, 2001 and the nine months ending September 30, 2001 respectively.

The Company expensed $87,450 in professional fees related to the sale of the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2001 were $11,530.

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

SUBSEQUENT EVENTS

This Item is not applicable to the Company.



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended September 30, 2001, the Company mailed to its stockholders and Information Statement to inform all stockholders of the following:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            During the quarter ended September 30, 2001, the Company filed the following reports on Form 8-K:

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

            Registrant filed an amended Form 8-K on May 15, 2001, listing
            Item 2 (acquisition or disposition of assets) in connection with the acquisition of Career Direction, Inc., Personnel Profiles, Inc. and L+R Moran, Inc., and Item 7 (financial statements, pro forma financial information and exhibits) which included the following financial statements: Career Direction, Inc., Personnel Profiles, Inc. and L+R Moran, Inc. Financial Statements as of December 31, 2000 and 1999 (audited) and ACHIEVEMENT TEC HOLDINGS, INC. unaudited Proforma Consolidated Financial Data as of December 31, 2000.



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

ACHIEVEMENT TEC HOLDINGS, INC.

BY: /s/ Milton S. Cotter
    --------------------
NAME:   Milton S. Cotter
TITLE:  President and Chief Executive Officer

BY: /s/ Eric Cotter
    ---------------
NAME:   Eric Cotter
TITLE:  Principal Financial Officer

Dated: November 19, 2001