Form 10KSB
period 2001-12-31
ACHIEVEMENT TECH HOLDINGS INC /ID/
filed 2002-05-20
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

              For the transition period from _________ to _________


                         Commission File Number 0-23737


                         ACHIEVEMENT TEC HOLDINGS, INC.
                 (Name of small business issuer in its charter)


                   Delaware                              82-0290939
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year.
$3,041,190.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $200,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,602,248 shares of Common Stock, $.001 par value, outstanding as of April 30, 2002.

DOCUMENTS INCORPORATED BY REFERENCE         NONE

         Transitional Small Business Disclosure Format.    Yes     No [X]

                        ACHIEVEMENT TEC HOLDINGS COMPANY

                                TABLE OF CONTENTS
                                                                         Page
PART I

Item 1.   Description of Business                                          3

Item 2.   Description of Property                                          6

Item 3.   Legal Proceedings                                                6

Item 4.   Submission of Matter to a Vote of Security Holders               7


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         7

Item 6.   Management's Discussion and Analysis or Plan of Operation        9

Item 7.   Financial Statements                                            11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             39


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         persons; Compliance with Section 16(a) of the  Exchange Act      39

Item 10.  Executive Compensation                                          40

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                      40

Item 12.  Certain Relationships and Related Transactions                  41

Item 13.  Exhibits and Reports on Form 8-K                                42

SIGNATURES                                                                43

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

         ACHIEVEMENT TEC HOLDINGS, Inc. (the "Company") was organized on May 25, 1967 under the laws of the State of Idaho, having the stated purpose of engaging in the mining business and activities related to the conduct of such a business. The Company was formed with the contemplated purpose of engaging in investment and business development related to mineral research and exploration. All of these activities ceased prior to 1984.

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

Post Merger Operations

         In 2001, Achievement Tec Holdings, Inc., completed acquisitions of background verification and job fair businesses. The background verification business (L+R Moran, Inc., and Personnel Profiles, Inc.) was not profitable and was spun off as of January 1, 2002. Achievement Tec will continue to receive 10% of revenue on existing clients sold by the background verification business.

         Due to changes in the economy in 2001, September 11, and employers deferring hiring, the company has temporarily suspended its job fairs pending recovery of the economy and hiring.

         In 2002, Achievement Tec will concentrate on its core business of applicant and employee testing, which is its most profitable business. As the economy gains momentum and hiring grows, Achievement Tec's applicant and employee testing services will be in growing demand. Employers today are more concerned than ever before about making the best investments they can in people they hire and people they employ.

         Achievement Tec has developed a unique concept to facilitate accomplishment of this objective. The company has built testing software and the Internet systems to enable a company to establish its own benchmarks of successful people within a job category by having ten successful people complete the test online. Immediately following, Achievement Tec's systems determine the aptitudes and behaviors, and levels, the successful people have in common and establish the benchmark to compare people to in the future. Initial client companies using this technology include General Electric, Time Warner Cable, McGraw-Hill, Marconi, Cendant Corporation, Alliant Food Service, Sprint, Federal Express, Avis, Brinks Home Security, Nextel, CitiTravel, Haverty's, American Bank, American Fidelity Life, Gemological Institute of America, InfoCision, University of Phoenix and others.

         If an employer chooses not to develop their own benchmarks by job, Achievement Tec has developed an industrial database of successful people in hundreds of jobs across America. This database allows an employer to have an applicant or employee assessed and compared to successful people in their job category in other companies.

         The business provides its services through www.virtualhrcenter.com., enabling employers to test people anywhere in the world, any time they choose. Achievement Tec's two leading Internet-based instruments are:

I. The Achiever for management, technical, other white collar personnel, and salespeople. Pricing of the Achiever is $95.00 each. If a management summary and telephone consultation on the report is desired, the price per Achiever is $185.00.

         The Achiever requires approx. 50 minutes to complete and measures these important characteristics:

                  Problem solving speed and ability
                  Creativity and innovation
                  Organizational skills
                  Ability to interact with people
                  Integrity and reliability
                  Mental toughness and perseverance
                  How to best motivate the individual
                  And much more.

         Achievement Tec mails invitations to executives in companies, inviting them to choose an individual they know to complete a free Achiever online (www.the-achiever.net). The quality of the Achiever report when received by the prospective client becomes the key selling tool to bring the employer on as a client for ongoing future usage.

II. The Scoreboard requires approx. 30 minutes to complete and is for blue collar and hourly personnel. Each Scoreboard report is sold in the $8.00 to $35.00 range based on quantities.

         The Scoreboard consists of two segments:

         1. Direct admissions questions similar to those offered by Reid, Stanton, Long House, Pinkerton, Omni, etc., which address admissions regarding drugs, alcohol and theft in prior jobs.

         2. Personality testing section to establish energy, drive, honesty, reliability and job fit.

         The instrument is sold by offering a prospective employer a free Scoreboard assessment. (See www.the-scoreboard.net.)

         Regardless of the product used, with copyrights purchased and paid for, software and internet systems built and operative at this point selling and servicing employee accounts through the web is highly lucrative.

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

Recent Dispositions

         Personnel  Profiles,  Inc. - As of January 1, 2002, the Company entered
         -------------------------
into an agreement whereby the Purchase and Sale Agreement by and between the company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust dated
January 1, 2001, and all affiliated agreements, were rescinded. The company released all the outstanding capital stock, assets and liabilities of Personnel Profiles, Inc. in exchange for the termination of the Purchase and Sale Agreement and affiliated agreements.

         L+R Moran,  Inc. - As of January 1, 2002,  the Company  entered into an
         ---------------
agreement whereby the Purchase and Sale Agreement by and between the company and L+R Moran, Inc. dated December 14, 2000, and all affiliated agreements, were rescinded. The company released all the assets and liabilities of L+R Moran, Inc. in exchange for the termination of the Purchase and Sale Agreement and affiliated agreements.


Executive Offices

         The Company's principal executive offices are located at 2100 N. Highway 360, Suite 400B Grand Prairie, TX 75050, and its telephone number is 972-641-5494.


Employees

         As of April 30, 2002, the total number of the Company's employees was 8, of which 7 were full-time employees.


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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently has five locations, as follows, all of which are leased:

         New York City - Corporate office
         315 East 73rd #9
         New York, NY 10021

         Grand Prairie, Texas - Technical development and service center 2100 Highway 360N Suite 400B
         Grand Prairie, TX 75050


ITEM 3.  LEGAL PROCEEDINGS

         The following provides a summary of material litigation which involves Achievement Tec Holdings, Inc., or any subsidiary:

1. The Point Group vs. Career Direction, Inc. Cause No. 01-02421-G in District Court, Dallas County, Texas. This is a case against Career Direction, Inc., a Texas corporation which is a wholly-owned subsidiary of Achievement Tec Holdings, Inc. The case involves disputed claims over advertising charges in various newspapers around the country for career fairs. The Point Group has recovered an interlocutory summary judgment for undisputed amount of $81,000.00 against Career Direction, Inc., but the case has not proceeded to trial judgment at the present time.

2. Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395rd Judicial District, Cause No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment which, if entered, would permit them to compete in the career fair business which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement which would prevent them from entering a competing business. It is anticipated that they make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., have counterclaims against the Loyd's which will be filed in the pending suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In an action by written consent, a majority of the shareholders of the Company resolved that the name of the company be changed to Achievement Tec Holdings, Inc. It was further resolved by written consent that Neil Powell and Mary Jo Zandy be elected to the Board of Directors of the Company. These actions were effective July 5, 2001.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is currently traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "ACHT.OTCBB". The Common Stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the Common Stock for the last two fiscal years:

 Fiscal Period                       High              Low
 -------------                       -----            -----
 2000
 First Quarter                       NA               NA
 Second Quarter                      NA               NA
 Third Quarter                       NA               NA
 Fourth Quarter                      $3.50            $2.50
 2001
 First Quarter                       $4.00            $2.20
 Second Quarter                      $3.50            $2.00
 Third Quarter                       $1.60            $ .30
 Fourth Quarter                      $ .50            $ .20

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of April 30, 2002, there were approximately 291 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the Common Stock on the Bulletin Board on April 29, 2002 was $.40.

         As of April 30, 2002, 10,602,248 shares of Common Stock were issued and outstanding, 500,000 of which were unrestricted shares held by non-affiliates and the remainder of which were restricted shares held by affiliates.

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

         On June 29, 2001, the Company entered into a Secured Convertible Debenture Purchase and Exchange Agreement , by and among the Company and AJW
Partners, LLC and New Millennium Capital Partners II, LLC (individually a "Purchaser" and collectively the "Purchasers"). Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreement, to purchase an aggregate principal amount of $1,192,949.06 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance (the "Debentures"). The Debentures are convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $250,000; (ii) exchanged convertible debentures of the Company in the aggregate principal amount of $105,019.18; and (iii) exchanged 586,375 shares of Common Stock. In addition, the Purchasers agreed to pay an additional $250,000 for additional Debentures in that amount, to be paid on the second trading day after the effective date of a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, covering all shares of Common Stock into which the Debentures are convertible. At closing, the Company executed and delivered a Registration Rights Agreement among the Company and the Purchasers, Transfer Agent Instructions delivered to and acknowledged in writing by the Company's transfer agent, a Security Agreement among the Company and the Purchasers pursuant to which the Company and its subsidiaries granted to the Purchasers a second priority security interest in their assets to secure performance under the Debentures, and an Intellectual Property Security Agreement among the Company and the Purchasers pursuant to which the Company and its subsidiaries granted to the Purchasers a second priority security interest in their intellectual property assets to secure performance under the Debentures.


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

         In as much as ACHIEVEMENT TEC HOLDINGS, Inc. was a development stage company with no operations or revenue from 1984 through November 14, 2000, all discussions of financial condition and operations will concern those of Achievement Tec, Inc. with which ACHIEVEMENT TEC HOLDINGS, Inc. completed a reverse merger on November 14, 2000.


Overall Operations

         For the year ended December 31, 2001 further consolidation of the Company's first quarter acquisitions, Career Direction, Inc., which operates as the job fair operation of the Company, and Personnel Profiles, Inc., which operates as the wholesale independent consultant operation of the Company. Additionally the Company consolidated the operations of L&R Moran, Inc, which operates the background check operation of the Company. The financial results for the year ending December 31, 2001 reflect the consolidated operations of the Company and the three acquisitions.

         In addition to the further consolidation, management began planning cost reduction measures to improve the Company's profitability. These measures were implemented in the third and fourth quarters of 2001 and will result in an immediate reduction in expenditures associated with operations.


Results of Operations

         For the year ended December 31, 2001, the Company recorded an operating loss of $3,413,827. The net loss for the period of $ 4,079,032 or .41 per share.

Total Revenue

         Total revenue for the year ending December 31, 2001 was $ 3,041,190. The slowing economy continues to have a dramatic impact on the labor market throughout the country, impairing the Company's financial results. For all of 2001 the trend of dramatic downsizing as companies continued to layoff workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions. Thus, the Company's revenues continued to decline in the last six months of 2001. Additionally, the second quarter and the first half of the third quarter are somewhat cyclical in terms of the Company's revenues. Traditionally, companies ramp up their expenditures for employment screening and recruiting in the first quarter of a calendar year. Management believes that some of the revenue decline experienced by the Company is related to this cyclical nature of the industry and the downsizing of companies in the current slow economic times of 2001.


Selling, General and Administrative Expenses

         The total Selling, General and Administrative expenses for the year ending December 31, 2001 were $ 3,950,672. A decrease in Selling, General and Administrative expenses occurred in the last six months of 2001 and is largely attributed to reduce payroll cost and general cost savings by the company implemented in the third quarter.


Operating Expenses

         The Company has recognized $665,205 of interest expense in 2001, of which $500,000 was from the beneficial conversion of the convertible debentures.

         The Company also recognized an asset impairment of $1,873,324 on the Career Direction acquisition for the year ended December 31,2001.

         The Company expensed $ 87,450 in professional fees related to the sale of the convertible debentures.


Liquidity and Capital Resources

         The Company's cash and cash equivalents at December 31, 2001 were $ 47,624. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans and from private placements of both debt and equity.

         The report of the independent certified public accountants on the Company's financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of $5,021,178. However, the Company believes that its concentration on its core business of applicant and employee testing, which is its most profitable business and its revised business model will provide sufficient revenues and liquidity for the Company to operate for the next 12 months. However, there can be no assurances that the Company will be successful in developing its business model and achieving a profitable level of operations.

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


ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have all been examined to the extent indicated in their report by Merdinger, Fruchter, Rosen & Corso, P.C., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ACHIEVEMENT TEC HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $4,079,032 for 2001 and has incurred substantial net losses in prior periods. At December 31, 2001 current liabilities exceed current assets by $2,681,620 and the total liabilities exceed total assets by $2,742,881. These factors, and the others discussed in Note 18, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

New York, New York
May 10, 2002

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       ------------------------------
                                                                          2001               2000
                                                                       -----------        -----------
      ASSETS
Current assets
  Cash and cash equivalents                                            $         -        $         -
  Accounts receivable, net of allowance for
   doubtful accounts of $35,469 and $17,500                                 47,624            124,872
  Due from factor                                                              309                  -
                                                                       -----------        -----------
      Total current assets                                                  47,933            124,872

Property and equipment, net of accumulated
 depreciation of $44,659 and $23,446                                        54,708             62,666
Intangible assets, net of accumulated amortization
 of $ 108,273 and $2,242                                                 1,372,566             16,501
Debt issue costs, net of accumulated amortization
 of $21,863 and $6,456                                                      65,587             28,544
Other assets                                                                 8,333              2,671
                                                                       -----------        -----------
      TOTAL ASSETS                                                     $ 1,549,127        $   235,254
                                                                       ===========        ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Bank overdraft                                                      $    20,031        $    45,505
   Accounts payable and accrued expenses                                   588,853             21,140
   Payroll taxes payable                                                   140,543                  -
   Convertible notes payable - current                                   1,587,500                  -
   Notes payable - current                                                 392,626            231,624
                                                                       -----------        -----------
      Total current liabilities                                          2,729,553            298,269

Due to officer                                                              49,506             94,582
Convertible debentures                                                   1,192,949            100,000
Convertible notes payable                                                  250,000                  -
Notes payable - non-current                                                 70,000             37,572
                                                                       -----------        -----------
      Total liabilities                                                  4,292,008            530,423
                                                                       -----------        -----------

Commitments and contingencies                                                    -                  -

STOCKHOLDERS' DEFICIENCY
   Preferred stock - $0.001 par value; 10,000,000
    shares authorized; -0- issued and outstanding                                -                  -
   Common stock - $0.001 par value; 50,000,000 shares
    authorized;10,502,248 and 10,014,748 issued and outstanding             10,502             10,014
   Treasury stock                                                         (587,930)                 -
   Additional paid-in capital                                            3,181,725            636,963
   Deferred compensation                                                  (326,000)                 -
   Accumulated deficit                                                  (5,021,178)          (942,146)
                                                                       -----------        -----------
      Total stockholders' deficiency                                    (2,742,881)          (295,169)
                                                                       -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 1,549,127        $   235,254
                                                                       ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Year Ended
                                                                 December 31,
                                                       -------------------------------
                                                           2001               2000
                                                       ------------       ------------
Revenue                                                $  3,041,190       $  1,171,129

Cost of revenue                                             371,048                  -
                                                       ------------       ------------

Gross margin                                              2,670,142          1,171,129
                                                       ------------       ------------

Operating expense
  Selling, general and administrative expense             3,950,672          1,361,716
  Depreciation and amortization expense                     259,973             13,248
  Asset impairment                                        1,873,324                  -
                                                       ------------       ------------
                                                          6,083,969          1,374,964
                                                       ------------       ------------
Loss from operations                                     (3,413,827)          (203,835)

Interest expense, net                                       665,205                  -
                                                       ------------       ------------

Loss before provision for income taxes                   (4,079,032)          (246,247)

Provision for income taxes                                        -                  -
                                                       ------------       ------------

Net loss                                               $ (4,079,032)      $   (246,247)
                                                       ============       ============

Net loss per common share
    Basic and diluted                                  $      (0.41)      $     ( 0.04)
                                                       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                            Additional                   Deferred      Stockholders'
                                       Common Stock          Paid-in     Treasury      Compensation     Accumulated        Equity
                                    Shares      Amount       Capital       Stock          Expense         Deficit       (Deficiency)
                                  ----------    -------     ----------   ---------       ---------      -----------     ------------
Balance at December 31, 1999       4,226,283    $ 4,226     $  248,518           -       $       -      $  (695,899)    $  (443,155)

Acquisition of net assets of
 Silver Ramona                     3,000,300      3,000         (3,000)          -               -                -               -

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                     2,773,717      2,774        597,226           -               -                -         600,000

Issuance of stock for interest        14,448         14            889           -               -                -             903

Debt issue cost                            -          -         35,000           -               -                -          35,000

Offering costs                             -          -       (241,670)          -               -                -        (241,670)

Net Loss                                   -          -              -           -               -         (246,247)       (246,247)
                                  ----------    -------     ----------   ---------       ---------      -----------     -----------

Balance at December 31, 2000      10,014,748     10,014        636,963           -               -         (942,146)       (295,169)

Acquisition of net assets of
 Career Directions                   200,000        200      1,199,800           -               -                        1,200,000

Acquisition of net assets of
 L & R Moran                          50,000         50         99,950           -               -                -         100,000

Stock options for compensation             -          -        489,000           -               -                -         489,000

Deferred compensation expense              -          -              -                    (326,000)               -        (326,000)

Career Direction conversion
 of notes payable                    100,000        100         99,900           -               -                -         100,000

Shares reacquired through
 sale of debentures                        -          -             -     (587,930)              -                -        (587,930)

Issuance of stock for professional
 services                             75,000         75         93,675           -               -                -          93,750

Beneficial Conversion of
 Debentures                                                    500,000           -               -                -         500,000

Personnel Profiles conversion
 of note payable                      62,500         63         62,437           -               -                -          62,500

Net loss                                   -          -             -            -               -       (4,079,032)     (4,079,032)
                                  ----------    -------     ----------   ---------       ---------      -----------     -----------
Balance at December 31, 2001      10,502,248     10,502     $3,181,725   $(587,930)      $(326,000)     $(5,021,178)    $(2,742,881)


The accompanying notes are an integral part of the consolidated financial statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Year Ended
                                                                                December 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                            $ (4,079,032)     $   (246,247)
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization expense                                 261,593            13,248
      Issuance of stock for services                                         93,750                 -
      Issuance of stock for interest                                              -               903
      Amortization of debt issue costs                                       50,407             6,456
      Compensation expense                                                  163,000                 -
      Asset impairment                                                    1,873,324                 -
      Bad debt expense                                                            -            11,500
   Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                            315,945           (95,789)
      (Increase) in due from factor                                            (309)                -
      (Increase) in other assets                                             (3,397)                -
      Decrease in prepaid expenses                                                -             4,275
      Increase in payroll taxes payable                                     140,543                 -
      Decrease (increase) in accounts payable and accrued expenses          404,682            (6,707)
                                                                       ------------      ------------
Total cash (used in) provided by operating activities                      (779,494)         (312,361)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                       (13,255)          (38,205)
   Increase in intangible assets                                                  -            (8,743)
                                                                       ------------      ------------
                                                                            (13,255)          (56,948)
                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Offering costs                                                                 -          (176,170)
   Debt issue cost                                                          (32,475)                -
   Increase (decrease) in bank overdraft                                     (3,155)           28,498
   Proceeds from issuance of debentures                                     445,025                 -
   Proceeds from notes payable                                                    -           110,967
   Repayment of notes payable                                               (56,570)          (74,330)
   Decrease in due to officer                                               (60,076)         (124,656)
   Beneficial conversion                                                    500,000                 -
   Sale of preferred stock                                                        -           600,000
                                                                       ------------      ------------
Total cash provided by financing activities                                 792,749           364,309
                                                                       ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         -            (5,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                     -             5,000
                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                           -      $          -
                                                                       ------------      ------------
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                    $     53,675      $          -
                                                                       ============      ============
   Income taxes                                                        $          -      $          -
                                                                       ============      ============

The  accompanying   notes  an  integral  part  of  the  consolidated   financial
statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                1AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2001 AND 2000



NON CASH FINANCING ACTIVITIES:


     During the year ended December 31, 2000, the Company reclassed prepaid offering costs of $65,500 against the related proceeds.

     The Company acquired all the assets and liabilities of Career Direction, Inc. on January 1, 2001, for 200,000 shares of its common stock valued at $1,200,000 and the issuance of a $800,000 note payable.

     The Company acquired all the assets and liabilities of Personnel Profiles, Inc. on January 1, 2001, for a $500,000 convertible note payable .

     The Company acquired all the assets and liabilities of L and R Moran, Inc. on January 1, 2001, for 50,000 shares of its common stock valued at $100,000, and $950,000 notes payable.





The accompanying notes are an integral part of the consolidated financial statement.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying consolidated financial statements include the accounts of Achievement Tec Holdings, Inc. (the "Company") formerly known as Silver Ramona Mining Company, a holding company organized under the laws of the State of Idaho on May 25, 1967. The Company, on February 28, 2000, voted to amend its Articles of Incorporation to the State of Delaware. Its wholly owned Subsidiaries include:

          1) Achievement Tec, Inc. ("Achievement Tec"), formerly known as Profile Technologies, Inc. and Communications Institute of America, Inc., was incorporated under the laws of the state of Texas during 1956; and

          2) Achievement  Tec  Acquisition  Corporation   ("Acquisition"),   was
             incorporated under the laws of the state of Delaware on November 1, 2000.

          3) Personnel Profiles, Inc. ("Personnel") was incorporated under the laws of the State of Ohio on August 17, 1989.

          4) Career Direction, Inc. ("Career") was incorporated under the laws of the State of Texas on April 5, 1989.

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

          The financial statement presented include the accounts of Achievement Tec from its inception (May 25, 1967) and that of Achievement Tec Holdings, Inc. from November 9, 2000 to December 31, 2000.

          All references herein to the "Company" included the consolidated results of Achievement Tec Holdings, Inc. and its subsidiaries.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Line of Business
          ----------------
          The Company develops, markets, and sells computer software to compare an individual's mental aptitudes and personality traits to the aptitudes and traits (and the levels required) for success in a particular job. The Company also conducts job fairs in the multi-unit restaurant industry across America. During 2001 and 2000, the Company has expanded its product line and converted it for utilization via the internet. The Company has developed product lines and business models for e-commerce that focus on applicant attraction, employee selection, employee training and development and delivery of online services. For delivery of these product lines, the Company has developed the following websites:

          www.virtualhrcenter.com                   www.mycareerdirection.com
          -----------------------                   -------------------------
          www.positivestep.com                      www.careerdirection.com
          --------------------                      -----------------------

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Revenue Recognition
          -------------------
          Revenue from software is recognized upon delivery of the software. The company sells the software as is and does not offer a postcontract customer support. Revenue from job fairs, drug testing and background checks are recognized based upon accrual method of accounting.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

          Property and Equipment
          ----------------------
          Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.

          The estimated useful lives of the assets are as follows:

              Furniture and fixtures          7 years
              Equipment                       5 years

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Goodwill
          --------
          Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment. The recoverability of goodwill is assessed by determining whether the amortization of goodwill over its remaining life can be recovered through projected undiscounted future cash flows.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $448,182 and $6,595, respectively.

          Fair Value of Financial Instruments
          -----------------------------------
          The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2001 and 2000.

          Long-Lived Assets
          -----------------
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

          Offering Costs
          --------------
          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Debt Issue Costs
          ----------------
          Debt issue costs represent various commissions paid and the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. These costs are being amortized over the life of the debt (see Note 4).

          Copyrights
          ----------
          Copyright costs acquired are being amortized on a straight-line method over three years.

          Stock-Based Compensation
          ------------------------
          SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

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

          The shares used in the computation of loss per share, as restated, were as follows:

                                                          December 31,
                                                    ------------------------
                                                       2001          2000
                                                    ----------     ---------
                  Basic and diluted                 10,502,000     6,080,000
                                                    ==========     =========


          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements
          --------------------------------
          In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 142 effective January 1, 2002, will result in the elimination of approximately $231,860 of annual amortization was recorded during the year ended December 31, 2001.

          In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

             ii) Control of the net assets and business of Achievement Tec was acquired effective on November 9, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of the Company by Achievement Tec. As of November 9, 2000, the Company had no assets or liabilities. Summary of their balance sheet was as follows:

                        Common stock                           $   3,000
                        Additional paid-in capital               142,020
                        Accumulated deficit                     (145,020)
                                                               ---------
                        Total stockholders' equity             $       -
                                                               =========

            iii) The statements of operations and cash flows include Achievement Tec results of operations and cash flows from January 1, 1999 and the Company's results of operations from the Effective Date.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 3 -  DUE FROM FACTOR

          Puruant to the terms of a factoring agreement the company assigns a substantial portion of its accounts receivable on a non-recourse basis up to a maximum established by the factor. Receivables sold in excess of these limitations are subject to recourse. The factor charges commissions as a percentage of receivables assigned. During the first quarter of 2002, the company no longer assigned any of its receivables to the factor and the factoring agreement was terminated on March 22, 2002.

          The balance due from factor at December 31, 2001 consists of receivables of approximately $146,000 and advances of approximately $145,700 for a net balance due from factor of approximately $300.

          The accounts receivable and substantially all of the company's assets are pledged as collateral security to the factor.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          As of December 31, 2001 and 2000, the Company has a payable due to officers totaling $49,506 and $94,582, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") and Paul Nolan for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 5 -  INTANGIBLES

          Intangible consist of the following:

                                                         December 31
                                                 ---------------------------
                                                     2001           2000
                                                 -----------     -----------
          Goodwill                               $ 1,462,096     $         -
          Copyrights                                  18,743          18,743
                                                 -----------     -----------
                                                   1,480,839          18,743
          Less:  accumulated amortization            108,273           2,242
                                                 -----------     -----------
                                                 $ 1,372,566     $    16,501
                                                 ===========     ===========

          Amortization expense for the years ended December 31, 2001 and 2000 was $106,031 and $2,242 respectively.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -  ACQUISITIONS

          During 2001, the Company acquired two subsidiaries: Career Direction, Inc., Personnel Profiles, Inc., and purchased substantially all assets of L and R Moran, Inc. These acquisitions have been recorded as purchases.

    a)    Career Direction, Inc.
          ----------------------
          As of January 1, 2001, the Company and Joe Loyd and Karen Loyd (the "Career Direction Sellers") entered into a Purchase and Sale Agreement (the "Career Direction Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Career Direction, Inc., a Texas corporation ("Career Direction") from the Career Direction Sellers.

          Pursuant to the Career Direction Agreement, the Career Direction Sellers will receive, in exchange for all the capital stock of Career Direction, the following:

    i) 50,000 shares of common stock of the Company. The 50,000 shares are convertible at the option of the Career Direction Sellers into $50,000 cash upon successful completion by the Company of a private placement offering of its common stock in the amount of $2,000,000 on or before July 1, 2001. In addition, the Career Direction Sellers may, at their option, require the Company to redeem the 50,000 shares into $50,000 cash in July, 2001, unless the value of the Company's common stock is $1.00 or more on such date.

    ii) An additional 950,000 shares of common stock of the Company, of which 150,000 shares will be issued at closing, and the remainder will be issued at the rate of 50,000 shares per quarter for 16 quarters. The initial 150,000 shares are convertible to cash in the amount of $150,000, at the election of the Career Direction Sellers, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds at least in that amount. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000, at the election of the Career Direction Sellers, in the event the market value of the Company's common stock falls below $1.00 per share when the installment is due. These contingent cash obligations of the Company of $950,000 are secured pursuant to a convertible promissory note, which is payable with interest on the earlier to occur of (a) 16 calendar quarters after the successful completion by the Company of a private placement offering of its common stock in the amount of $5,000,000 that closes on or before July 1, 2001 (a "Qualified Financing"), or (b) December 21, 2004. Upon the
          consummation of a Qualified Financing, the unpaid principal and accrued interest on the promissory note may, at the holder's option, be converted into shares of Company common stock at the beginning of any of the subsequent 16 calendar quarters and in amounts equal to the outstanding principal and unpaid accrued interest then due thereunder divided by $1.00.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE 6 -  ACQUISITIONS (Continued)

    a)    Career Direction, Inc. (continued)
          ---------------------------------

          As a condition to the consummation of the transactions contemplated by the Career Direction Agreement, the Company is also required to execute a three year employment agreement by and between Joe Loyd and Career Direction, providing for Joe Loyd to serve as President of Career Direction at an annual compensation of $175,000;

          (i) a three year employment agreement by and between Karen Loyd and Career Direction, providing for annual compensation of $125,000;

          (ii) a stock option in favor of Joe Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and


          (iii) a stock option in favor of Karen Loyd for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

                Joe Loyd will serve as a director of the Company, in addition to serving as President of Career Direction.

                Total consideration assigned to the stock and notes issued is $2,000,000 based on the fair value of common shares to be issued.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 -  ACQUISITIONS (Continued)

    b)    Personnel Profiles, Inc.
          ------------------------

          During 2001, the Company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust (the "Personnel Profiles Seller"), entered into a Purchase and Sale Agreement (the "Personnel Profiles Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Personnel Profiles, Inc., an Ohio corporation ("Personnel Profiles") from the Personnel Profiles Seller.

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

          As a condition to the consummation of the transactions contemplated by the Personnel Profiles Agreement, the Company is also required to execute:

    (i) A three year employment agreement by and between Paul Nolan and Personnel Profiles providing for Paul Nolan to serve as President of Personnel Profiles at an annual compensation of $150,000.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 -  ACQUISITIONS (Continued)

    c)    L and R Moran, Inc.
          ------------------

          During 2001, the Company, and L and R Moran, Inc., a Texas corporation ("L and R Moran") entered into a Purchase and Sale Agreement (the "L and R Moran Agreement"), whereby the Company agreed to purchase substantially all the assets of L and R Moran.

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

          As a condition to the consummation of the transactions contemplated by the L and R Moran Agreement, the Company is also required to execute:

    (iii) a three year management agreement by and between L.D. Moran and L and R Moran, providing for L.D. Moran to serve as manager of the assets acquired from L and R Moran for an annual compensation of $97,500;

    (iv) a stock option in favor of L.D. Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company; and

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -  ACQUISITIONS (Continued)

    d)    L and R Moran, Inc. (continued)
          -------------------------------

    (v) a stock option in favor of Royce Moran for the purchase of 100,000 shares of Company common stock, exercisable for a period of five years at $1.00 per share for 30,000 shares at the end of the first calendar year of service with the Company, 35,000 shares at the end of the second calendar year of service with the Company, and 35,000 shares at the end of the third calendar year of service with the Company.

          L.D. Moran will serve as a director of the Company, in addition to serving as manager of the assets acquired from L and R Moran.

          The purchase price for the above acquisitions has been allocated as follows:

                                                                   Career        Personal      L and D
                                                                  Direction      Profiles       Moran
                                                                    Inc.           Inc.          Inc.
                                                                 -----------   -----------   -----------
          Cash                                                   $    12,649   $         -   $     9,670
          Accounts receivable                                         93,526        46,900        98,271
          Other assets                                                     -           317         1,948
          Goodwill                                                 2,007,133       501,951       960,685
          Accounts payable and other current liabilities            (113,308)      (49,168)      (20,574)
                                                                 -----------   -----------   -----------
                                                                 $ 2,000,000   $   500,000   $ 1,050,000
                                                                 ===========   ===========   ===========

          Total goodwill recorded in 2001 was $3,469,769.

          The results of operations of the above acquisition have been included since January 1, 2001, the date of the acquisitions. The following unaudited proforma information presents the results of operations for the year ended December 31, 2000 though the acquisition had occurred on January 1, 2000.

                     Revenue                 $3,838,083
                     Net Loss                $ (416,813)
                     Loss per share          $    (0.07)

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                                           December 31,
                                                    -------------------------
                                                      2001            2000
                                                    ---------       ---------

            Machinery and Equipment                 $  87,107        $ 76,492
            Furniture and Fixtures                     12,260           9,620
                                                    ---------       ---------
                                                       99,367          86,112
            Less:  Accumulated Depreciation           (44,659)         23,446)
                                                    ---------       ---------
            Property and Equipment, net             $  54,708       $  62,666
                                                    =========       =========

          Depreciation expense for the years ended December 31, 2001 and 2000 was $21,213 and $11,008 respectively.


NOTE 8 -  NOTES PAYABLE

          Notes payable consisted of the following:

                                                                       December 31
                                                                --------------------------
                                                                    2001          2000
                                                                -----------    -----------
          a)    First Savings Bank - Interest rate 8.4% -
                  Due on March 25, 2003                         $   109,932    $   109,932
          b)    First Savings Bank - Interest rate 10.5% -
                  Due on December 15, 2000                                           4,000
          c)    First Savings Bank - Interest rate 11%
                  Due on April 19, 2002                                             10,965
          e)     Joe & Karen Loyd                                   210,000              -

                Various Notes Payable - Interest rate 8% -
                  Due at various dates to 2002                      142,694        144,299
                                                                -----------    -----------
                                                                    462,626        269,196
                Less:  Current Portion                            ( 392,626)     ( 231,624)
                                                                -----------    -----------
                Long-Term Portion                               $    70,000    $    37,572
                                                                ===========    ===========

     a) On March 25, 2000, the Company refinanced its $109,932 loan with First Savings Bank. The loan amount remained $109,932 with interest at a rate of 8.4% per annum due on March 25, 2001. Interest only is payable on April 25, 2000 and then on the 25th day of each month thereafter. During March 2001, the Company refinanced the loan again. The loan amount remained $109,932 with interest at a rate of 8.4% per annum due on March 25, 2002. Interest only is payable on the 25th day of each month.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 8 -  NOTES PAYABLE (Continued)

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

     d) Note payable to former employees in the amount of $250,000 payable in 25 monthly equal installments of $10,000 without interest. At December 31, 2001, the company was in default of this note.

NOTE 9 -  CONVERTIBLE NOTES PAYABLE

          Convertible notes payable consist of the following at December 31, 2001:

          a)  Selling of Career Direction, Inc.             $  450,000
          b)  Selling of Personnel Profiles, Inc.              437,500
          c)  Selling of L & R Moran, Inc.                     950,000
                                                            ----------
                                                             1,837,500
              Less:  Current  Portion                        1,587,500
                                                            ----------
              Long-Term Portion                             $  250,000


     a) On January 1, 2001, the Company acquired Career Direction, Inc. for 1,000,000 shares of common stock. At the election of Career Direction seller, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds of at least $2,000,000. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000. These contingent cash obligations of the Company are secured pursuant to a convertible promissory note.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 -  CONVERTIBLE NOTES PAYABLE (Continued)

     b) The Company acquired Personnel Profiles, Inc. for a $500,000 convertible note payable at a convertible rate of $62,500 at the end of each calendar quarter beginning March 31, 2001, upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000.

     c) The Company acquired L and R Moran, Inc., for 50,000 shares of common stock and $950,000 notes payable out of the proceeds of primary or secondary offering of stock at $1.00 per share.

NOTE 10 - PREFERRED STOCK

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

NOTE 11 - CONVERTIBLE DEBENTURES

          The Company has entered into a Secured Convertible Debenture Purchase and Exchange Agreement dated as of June 29, 2001, by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreement to purchase an aggregate principal amount of $1,192,949.09 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance. The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019.18; and (iii) exchanged 586,375 shares of Common Stock.

          The holder at its option may at any time convert all or any portion of the outstanding balance of the Note, including accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $0.85 per share, adjusted for stock splits and reverse stock splits, and (ii) 60% of the average of the lowest three inter-day trading prices of the Company's common stock during the twenty days immediately preceding the applicable conversion date. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $500,000. This amount has been charged to interest expense.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11 - CONVERTIBLE DEBENTURES (Continued)

          At December 31, 2000, convertible debentures consisted of notes payable in the amount of $100,000 bearing interest at 8% per annum, payable on the 270th day following November 9, 2000. These debentures are convertible into shares of the Company's common stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall be equal to or the lesser of (1) 65% of the average bid price during the 10 trading days preceding the conversion date; or (2) U.S. $1.429 per share of common stock. These debentures were retired pursuant to issuance of new debentures in 2001.

NOTE 12 - STOCK OPTION PLAN

          On January 1, 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), initially reserving an aggregate of 800,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the company and consultants to the Company. 500,000 Options have been granted as of December 31, 2001 from the 2001 Stock Option Plan. The options expire January 1, 2006.

          The Company's option activity is as follows:
                                                                      2001
                                                                    --------
          Options outstanding - beginning of year                          -
          Issued  with an exercise price $1.00                       500,000
          Canceled                                                  (200,000)
          Exercised                                                        -
                                                                    --------
          Options outstanding - December 31,                         300,000
                                                                    ========

          Options exercisable - December 31,                          90,000

          Remaining life of options outstanding at December 31       4 years

          The above options were issued with an exercise price less than the fair value of the stock on the date of grant. Accordingly, the Company recorded $815,000 of deferred compensation expense upon issuance, which will be charged to expense over the service period. $163,000 of compensation expenses related to these options has been recorded in the statement of operations for 2001.

          In July of 2001, the Company canceled certain outstanding options pursuant to an agreement to terminate certain employees. Deferred compensation expense related to the options has been reduced by $326,000.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 12 - STOCK OPTION PLAN (Continued)

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the year ended December 31, 2001 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 2001
                                                               --------

          Risk free interest rate                                  5.5%
          Life of the options                                   3 years
          Expected dividend yield                                    0%
          Expected volatility                                      156%
            Weighted fair value of options granted               $ 2.38

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                             2001
                                                          -----------
          Net loss                                        $(3,916,032)
          Net loss per basic share                        $(     0.38)


NOTE 13 - COMMITMENTS AND CONTINGENCIES

          The Company leases office space in Dallas, Texas under an operating lease expiring July 31, 2004. Minimum monthly payments under the lease total $6,750.

          The Company entered into an operating lease expiring February 28, 2002 for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

          Career Direction leased office space under an operating lease expiring January 31, 2003. Minimum monthly payments under the lease total $1,745.

          L&R Moran leased office space under an operating lease expiring May 31, 2003. Minimum monthly payments under the lease total $3,297.

          On February 5, 2001, the company factored its accounts receivable. A lien filed against all accounts receivable.

          Rent expense under operating leases for the year ended December 31, 2001 and 2000, was approximately $ 177,754 and $69,422, respectively.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 14 - INCOME TAXES

          The components of the provision for income taxes are as follows:


                                                     December 31,
                                                 --------------------
                                                   2001         2000
                                                 --------    --------
          Current Tax Expense
             U.S. Federal                        $      -    $      -
             State and Local                            -           -
                                                 --------    --------
          Total Current                                 -           -
                                                 --------    --------

          Deferred Tax Expense
             U.S. Federal                               -           -
             State and Local                            -           -
                                                 --------    --------
          Total Deferred                                -           -
                                                 --------    --------
          Total Tax Provision (Benefit) from
           Continuing Operations                $       -    $      -
                                                 ========    =========


          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

          Federal Income Tax Rate                 (34.0)%      (34.0)%
          Effect of Valuation Allowance            34.0%        34.0%
                                                 --------     --------
          Effective Income Tax Rate                 0.0%         0.0%
                                                 ========     ========

          At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $5,021,178 and $942,146, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 14 - INCOME TAXES (Continued)

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                  ----------------------------
                                                     2001             2000
                                                  -----------      -----------
          Deferred Tax Assets
             Loss Carryforwards                   $ 1,390,000      $   320,000
             Less:  Valuation Allowance            (1,390,000)        (320,000)
                                                  -----------      -----------
          Net Deferred Tax Assets                 $         -      $         -
                                                  ===========      ===========

          Net operating loss carryforwards expire starting in 2007 through 2014. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 15-  FINANCIAL INFORMATION RELATING TO SEGMENTS

          The Company's operating activities can be divided into two major segments - career fairs and hiring solutions. Segment information for the years ended December 31, is as follows:

          Segment Revenue:                              2001           2000
          ---------------                           -----------     -----------
                    Career Fairs                    $ 1,236,403     $         -
                    Hiring Solutions                  1,847,787       1,171,129
                                                    -----------     -----------
                                                    $ 3,041,190     $ 1,171,129
                                                    ===========     ===========

          Segment Loss Before Income Taxes:
          --------------------------------
                    Career Fairs                    $  (265,431)    $         -
                    Hiring Solutions                 (3,813,601)       (246,247)
                                                    -----------     -----------
                                                    $(4,079,032)    $  (246,247)
                                                    ===========     ===========

NOTE 16 - SUBSEQUENT EVENTS

          As of January 1, 2002, the Company and L+R Moran, Inc., a Texas corporation ("L+R Moran") entered into a Rescission, Final Release and Settlement Agreement (the "L & R Rescission Agreement"), whereby the Company and L+R Moran agreed to rescind the Purchase and Sale Agreement as described in Note 6 thereby releasing the Company and L+R Moran from any and all obligations incurred by each party as a result of the agreement.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - SUBSEQUENT EVENTS (Continued)

          Pursuant to the L & R Rescission Agreement, each of the parties acknowledges that the Purchase and Sale Agreement dated January 1, 2001, is terminated along with all related agreements or instruments in all respects and this specifically includes contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the Agreement and Purchase of Sale Agreement dated December 14, 2000. Further, the Company agrees to defend, indemnify and hold harmless L+R Moran and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the L & R Rescission Agreement.

          As of January 1, 2002, the Company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust ("Nolan") entered into a Rescission, Final Release and Settlement Agreement (the "Personnel Profile Rescission Agreement"), whereby the Company and Nolan agreed to rescind the Purchase and Sale Agreement as described in Note 6 between the parties, thereby releasing the Company and Nolan from any and all obligations incurred by each party as a result of the Agreement.

          Pursuant to the Personnel Profile Rescission Agreement, each of the parties acknowledges that the Purchase and Sale Agreement dated January 1, 2001 is terminated along with all related agreements or instruments in all respects and this specifically includes contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the Agreement and Purchase of Sale Agreement dated January 1, 2001. Further, the Company agrees to defend, indemnify and hold harmless Nolan and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the Release and Settlement Agreement.

          The assets of L and R Moran and Nolan included in the Company's consolidated balance sheet of December 31, 2001 are summarized as follows:

                Cash                                $    4,058
                Other assets                             5,662
                Fixed assets                             5,895
                Goodwill                             1,462,636
                                                    ----------
                                                     1,478,251

                Accounts payable                       121,485
                Convertible notes payable            1,387,500
                Due to unrelated party                  21,000
                                                    ----------
                                                     1,529,985

                Net assets                          $  (51,734)
                                                    ==========

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 16 - SUBSEQUENT EVENTS (Continued)

          The results of operations of Land R Moran and Nolan included in the statement of operations for the year ended December 31, 2001 are summarized as follows:

                  Revenue                     $ 1,165,338
                  Cost and expense              1,149,768

NOTE 17 - GOING CONCERN

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,079,032 for 2001 and has experienced recurring losses. At December 31, 2001, current liabilities exceed current assets by $2,681,620 and total liabilities exceed total assets by $2,742,881. In order to remain a going concern, the Company must obtain additional sources of cash and ultimately achieve profitable operations. The Company's plans for raising additional sources of cash primarily rely on the Company's intent to raise capital through private placement offerings of shares of common stock. The Company's continued existence is dependent upon its ability to resolve its liquidity problems by raising additional cash, developing new product lines, controlling operating expenses and by achieving profitable operations. No assurances can be made that the Company can obtain additional sources of cash or that operations can produce a positive cash flow or that the Company will be successful in achieving the above stated goals. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Nominees

         Set forth below is certain information with respect to each person who is a director, executive officer or nominee of the Company as of April 29, 2002.

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


Section 16(a) Beneficial Ownership Reporting Compliance

         Milton Cotter, Richard Berman (directors), Joe C. Loyd, Neil Powell, Mary Jo Zandy and Eric Cotter (former directors) were required to file Form 5 on February 14, 2002. These reports were filed on a timely basis with the Securities and Exchange Commission. It is unknown whether any officer, director or 10% stockholder filed the required Section 16(a) reports prior to the date ownership control of the Company changed on November 14, 2000.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE



                                                                  Other Annual
Name And Principal Position        Year      Salary     Bonus   Compensation ($)

Milt Cotter, CEO                   2001     $162,953      --          --
                                   2000     $139,000      --          --
                                   1999     $112,600

Eric Cotter, Admin. Mgr.           2001     $103,507      --          --
(Achievement Tec, Inc.)            2000     $113,000      --          --
                                   1999     $ 92,000      --          --

David Fenner, VP Client Rel.       2001     $114,730      --          --
(Achievement Tec, Inc.)            2000     $113,000      --          --
                                   1999     $ 92,000      --          --

William Stewart, VP Tech. Div.     2001     $ 76,880      --          --
(Achievement Tec, Inc.)            2000     $ 78,900      --          --
                                   1999     $ 72,450      --          --

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and nominee, each of the named executive officers, and all directors and executive officers as a group. As used in the table below, the term "BENEFICIAL OWNERSHIP" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

Name and Address                    Amount and Nature of          Percent
of Beneficial Owner                 Beneficial Ownership          of Class (1)

Glenn A. Arbeitman (2)                      992,158                  9.2%
155 First Street
Mineola, NY 11501

Corey Ribotsky (3)                        1,067,158                  9.8%
155 First Street
Mineola, NY 11501

Milton Cotter (4)                         3,790,571                 36.1%
c/o Achievement Tec, Inc.
2100 Highway 360
Suite 400-B
Grand Prairie, Texas 75050

Richard Berman                              859,613                  8.2%
c/o Achievement Tec, Inc.
2100 Highway 360
Suite 400-B
Grand Prairie, Texas 75050

Cathy Knight                                128,561                  1.2%
c/o Achievement Tec, Inc.
2100 Highway 360
Suite 400-B
Grand Prairie, Texas 75050

All Executive Officers and
Directors as a Group                      4,778,745                 45.5%
(3 Persons)

 ----------------------
     (1) Calculated based upon approximately 10,502,248 shares of common stock outstanding as of December 31, 2001.
     (2) Includes 339,658 shares New Millennium Capital Partners II, LLC, an entity controlled by the referenced individual, has the right to acquire in the aggregate in concert with AJW Partners, LLC pursuant to the purchase of the company's 10% convertible debentures.
     (3) Includes 339,658 shares AJW Partners, LLC and New Millennium Capital Partners II, LLC, entities controlled by the referenced individual, have the right to acquire in the aggregate pursuant to the purchase of the company's 10% convertible debentures, and 75,000 shares held by The N.I.R. Group, LLC, an entity controlled by the referenced individual.
     (4) Includes 1,821,292 shares held by the Cotter 1986 Trust, of which the referenced individual is trustee.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         *2(i) Agreement and Plan of Merger dated as of May 9, 2000, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among ACHIEVEMENT TEC HOLDINGS, Inc., Achievement Tec Acquisition Corporation, a Delaware corporation, and Achievement Tec, Inc., a Texas corporation, filed as Exhibit to Form 8-K, filed November 14, 2000.

         *3(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

         *3(ii) By-Laws filed as Exhibit to Form 10-SB.

         *4 Specimen Stock Certificate filed as Exhibit to Form 10-SB.

         21 Subsidiaries

         - - - - -
         *Exhibits so marked have  heretofore been filed with the Securities and
         Exchange   Commission   as  part  of  the  filing   indicated  and  are
         incorporated herein by reference.

         (b) Reports on Form 8-K

         Registrant filed a Form 8-K on March 6, 2001, listing Item 2 (Acquisition or Disposition of Assets), and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

         Registrant filed a Form 8-K on April 9, 2001, listing Item 4 (Changes in Registrant's Certifying Accountant).

         Registrant filed a Form 8-K on July 17, 2001, listing Item 5 (Other Events).

         Registrant filed a Form 8-K on July 25, 2001, listing Item 5 (Other Events).



                                   Exhibit 21

                                  Subsidiaries

         As of April 30, 2002, the Company had the following subsidiaries:

         1.  Achievement Tec, Inc.
         2.  Career Direction, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHIEVEMENT TEC HOLDINGS, INC.

BY:    \s\ Milton S. Cotter
       --------------------
NAME:  Milton S. Cotter
TITLE: President and Director

Dated:  May 20, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                   Title                                   Date

 \s\ Milton S. Cotter        Principal Executive Officer         May 20, 2002
 --------------------        and Director
 Milton S. Cotter

 \s\ Richard Berman          Director                            May 20, 2002
 ------------------
 Richard Berman