Form 10KSB/A
period 2001-12-31
ACHIEVEMENT TECH HOLDINGS INC /ID/
filed 2002-05-23
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE         NONE

         Transitional Small Business Disclosure Format.    Yes     No [X]

                        ACHIEVEMENT TEC HOLDINGS COMPANY

                                TABLE OF CONTENTS
                                                                         Page
PART I

Item 1.   Description of Business                                          3

Item 2.   Description of Property                                          6

Item 3.   Legal Proceedings                                                6

Item 4.   Submission of Matter to a Vote of Security Holders               7


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         7

Item 6.   Management's Discussion and Analysis or Plan of Operation        9

Item 7.   Financial Statements                                            11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             40


PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          persons; Compliance with Section 16(a) of the  Exchange Act     40

Item 10.  Executive Compensation                                          41

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                      41

Item 12.  Certain Relationships and Related Transactions                  42

Item 13.  Exhibits and Reports on Form 8-K                                43

SIGNATURES                                                                44

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently has two locations, as follows, all of which are leased:

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


Results of Operations

         For the year ended December 31, 2001, the Company recorded an operating loss of $3,413,827. The net loss for the period of $ 4,079,032 or .40 per share.

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

         The Company expensed $ 93,675 in professional fees related to the sale of the convertible debentures.


Liquidity and Capital Resources

         The Company's cash and cash equivalents at December 31, 2001 were $0. The Company does not have any available lines of credit. Since inception the Company has financed its operations through loans and from private placements of both debt and equity.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $4,079,032 for 2001 and has incurred substantial net losses in prior periods. At December 31, 2001 current liabilities exceed current assets by $2,681,620 and the total liabilities exceed total assets by $2,742,881. These factors, and the others discussed in Note 18, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

                                MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                Certified Public Accountants

New York, New York
May 10, 2002

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                       ------------------------------
                                                                          2001               2000
                                                                       -----------        -----------
      ASSETS
Current assets
  Cash and cash equivalents                                            $         -        $         -
  Accounts receivable, net of allowance for
   doubtful accounts of $35,469 and $17,500                                 47,624            124,872
  Due from factor                                                              309                  -
                                                                       -----------        -----------
      Total current assets                                                  47,933            124,872

Property and equipment, net of accumulated
 depreciation of $44,659 and $23,446                                        54,708             62,666
Intangible assets, net of accumulated amortization
 of $ 108,273 and $2,242                                                 1,372,566             16,501
Debt issue costs, net of accumulated amortization
 of $21,863 and $6,456                                                      65,587             28,544
Other assets                                                                 8,333              2,671
                                                                       -----------        -----------
      TOTAL ASSETS                                                     $ 1,549,127        $   235,254
                                                                       ===========        ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Bank overdraft                                                      $    20,031        $    45,505
   Accounts payable and accrued expenses                                   588,853             21,140
   Payroll taxes payable                                                   140,543                  -
   Convertible notes payable - current                                   1,587,500                  -
   Notes payable - current                                                 392,626            231,624
                                                                       -----------        -----------
      Total current liabilities                                          2,729,553            298,269

Due to officer                                                              49,506             94,582
Convertible debentures                                                   1,192,949            100,000
Convertible notes payable                                                  250,000                  -
Notes payable                                                               70,000             37,572
                                                                       -----------        -----------
      Total liabilities                                                  4,292,008            530,423
                                                                       -----------        -----------

Commitments and contingencies                                                    -                  -

STOCKHOLDERS' DEFICIENCY
   Preferred stock - $0.001 par value; 10,000,000
    shares authorized; -0- issued and outstanding                                -                  -
   Common stock - $0.001 par value; 50,000,000 shares
    authorized;10,502,248 and 10,014,748 issued and outstanding             10,502             10,014
   Treasury stock                                                         (587,930)                 -
   Additional paid-in capital                                            3,181,725            636,963
   Deferred compensation                                                  (326,000)                 -
   Accumulated deficit                                                  (5,021,178)          (942,146)
                                                                       -----------        -----------
      Total stockholders' deficiency                                    (2,742,881)          (295,169)
                                                                       -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 1,549,127        $   235,254
                                                                       ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Year Ended
                                                                 December 31,
                                                       -------------------------------
                                                           2001               2000
                                                       ------------       ------------
Revenue                                                $  3,041,190       $  1,171,129

Cost of revenue                                             371,048                  -
                                                       ------------       ------------

Gross margin                                              2,670,142          1,171,129
                                                       ------------       ------------

Operating expense
  Selling, general and administrative expense             3,950,672          1,361,716
  Depreciation and amortization expense                     259,973             13,248
  Asset impairment                                        1,873,324                  -
                                                       ------------       ------------
                                                          6,083,969          1,374,964
                                                       ------------       ------------
Loss from operations                                     (3,413,827)          (203,835)

Interest expense, net                                       665,205             42,412
                                                       ------------       ------------

Loss before provision for income taxes                   (4,079,032)          (246,247)

Provision for income taxes                                        -                  -
                                                       ------------       ------------

Net loss                                               $ (4,079,032)      $   (246,247)
                                                       ============       ============

Net loss per common share
    Basic and diluted                                  $      (0.40)      $     ( 0.04)
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


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                            Additional                   Deferred      Stockholders'
                                       Common Stock          Paid-in     Treasury      Compensation     Accumulated        Equity
                                    Shares      Amount       Capital       Stock          Expense         Deficit       (Deficiency)
                                  ----------    -------     ----------   ---------       ---------      -----------     ------------
Balance at December 31, 1999       4,226,283    $ 4,226     $  248,518           -       $       -      $  (695,899)    $  (443,155)

Acquisition of net assets of
 Silver Ramona                     3,000,300      3,000         (3,000)          -               -                -               -

Issuance of stock, adjusted to
 reflect outstanding shares of
 Silver Ramona                     2,773,717      2,774        597,226           -               -                -         600,000

Issuance of stock for interest        14,448         14            889           -               -                -             903

Debt issue cost                            -          -         35,000           -               -                -          35,000

Offering costs                             -          -       (241,670)          -               -                -        (241,670)

Net Loss                                   -          -              -           -               -         (246,247)       (246,247)
                                  ----------    -------     ----------   ---------       ---------      -----------     -----------

Balance at December 31, 2000      10,014,748     10,014        636,963           -               -         (942,146)       (295,169)

Acquisition of net assets of
 Career Directions                   200,000        200      1,199,800           -               -                        1,200,000

Acquisition of net assets of
 L & R Moran                          50,000         50         99,950           -               -                -         100,000

Stock options for compensation             -          -        489,000           -               -                -         489,000

Deferred compensation expense              -          -              -                    (326,000)               -        (326,000)

Career Direction conversion
 of notes payable                    100,000        100         99,900           -               -                -         100,000

Shares reacquired through
 sale of debentures                        -          -             -     (587,930)              -                -        (587,930)

Issuance of stock for professional
 services                             75,000         75         93,675           -               -                -          93,750

Beneficial Conversion of
 Debentures                                                    500,000           -               -                -         500,000

Personnel Profiles conversion
 of note payable                      62,500         63         62,437           -               -                -          62,500

Net loss                                   -          -             -            -               -       (4,079,032)     (4,079,032)
                                  ----------    -------     ----------   ---------       ---------      -----------     -----------
Balance at December 31, 2001      10,502,248    $10,502     $3,181,725   $(587,930)      $(326,000)     $(5,021,178)    $(2,742,881)
                                  ==========    =======     ==========   =========       =========      ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Year Ended
                                                                                December 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                            $ (4,079,032)     $   (246,247)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                                 261,593            13,248
      Issuance of stock for services                                         93,750                 -
      Issuance of stock for interest                                              -               903
      Amortization of debt issue costs                                       50,407             6,456
      Stock based compensation                                              163,000                 -
      Beneficial conversion expense                                         500,000                 -
      Asset impairment                                                    1,873,324                 -
      Bad debt expense                                                            -            11,500
   Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                            315,945           (95,789)
      (Increase) in due from factor                                            (309)                -
      (Increase) in other assets                                             (3,397)                -
      Decrease in prepaid expenses                                                -             4,275
      Increase in payroll taxes payable                                     140,543                 -
      Decrease (increase) in accounts payable and accrued expenses          404,682            (6,707)
                                                                       ------------      ------------
Total cash used in operating activities                                    (279,494)         (312,361)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                       (13,255)          (38,205)
   Increase in intangible assets                                                  -           (18,743)
                                                                       ------------      ------------
Total cash used in investing activities                                     (13,255)          (56,948)
                                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Offering costs                                                                 -          (176,170)
   Debt issue cost                                                          (32,475)                -
   (Decrease) increase in bank overdraft                                     (3,155)           28,498
   Proceeds from issuance of debentures                                     445,025                 -
   Proceeds from notes payable                                                    -           110,967
   Repayment of notes payable                                               (56,570)          (74,330)
   Decrease in due to officer                                               (60,076)         (124,656)
   Sale of preferred stock                                                        -           600,000
                                                                       ------------      ------------
Total cash provided by financing activities                                 292,749           364,309
                                                                       ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         -            (5,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                     -             5,000
                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                           -      $          -
                                                                       ------------      ------------
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                    $     53,675      $     42,412
                                                                       ============      ============
   Income taxes                                                        $          -      $          -
                                                                       ============      ============

The  accompanying   notes  an  integral  part  of  the  consolidated   financial
statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2001 AND 2000



NON CASH FINANCING ACTIVITIES:


During the year ended December 31, 2000, the Company reclassed prepaid offering costs of $65,500 against the related proceeds.

During the year ended December 31, 2001, the Company issued stock for professional services valued at $93,752.

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

            3) Personnel Profiles, Inc. ("Personnel") was incorporated under the laws of the State of Ohio on August 17, 1989.

            4) Career Direction, Inc. ("Career") was incorporated under the laws of the State of Texas on April 5, 1989.

            Effective May 9, 2000, the Company, Achievement Tec and Acquisition entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Achievement Tec and Acquisition (as amended, the "Merger Agreement"), whereby Acquisition merged with and into Achievement Tec pursuant to the laws of the State of Delaware and Texas, and Achievement Tec will be the surviving corporation (the "Merger") (see Note 2 for Reorganization). Pursuant to the Merger Agreement, the holders of the common and preferred stock of Achievement Tec received an aggregate of 7,014,448 shares of common stock of the Company, representing approximately 70% of the outstanding common stock of the Company immediately following such issuance.

            The   financial   statement   presented   include  the  accounts  of
            Achievement Tec from its inception (May 25, 1967) and that of Achievement Tec Holdings, Inc. from November 9, 2000.

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

            Revenue Recognition
            -------------------
            Revenue from software is recognized upon delivery of the software. The company sells the software as is and does not offer a postcontract customer support. Revenue from job fairs, drug testing and background checks are recognized as earned based upon accrual method of accounting.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Debt Issue Costs
            ----------------
            Debt issue costs represent various commissions, legal and other expenses associated with the issuance of the secured debentures. These cost are being amortized on a straight-line method over the term of the debenture. Amortization expense changed to operations in 2001 and 2000 was $50,407 and $6,456 respectively.

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

            The shares used in the computation of loss per share, are as follows:

                                                         December 31,
                                                         ------------
                                                      2001          2000
                                                   ----------     ---------
                 Basic and diluted                 10,262,000     6,080,000
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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2 -    CORPORATE REORGANIZATION AND MERGER

            On May 9, 2000, the Company entered into an agreement and plan of merger, subsequently amended on July 1, 2000 and executed on November 9 2000. This Reorganization Agreement (the "Agreement") provided that the Company's wholly owned subsidiary, Acquisition and Achievement Tec would be merged and Achievement Tec would be the surviving entity. Acquisition had no assets or liabilities as of the date of the merger. On November 14, 2000, a certificate of merger was filed with the State of Texas. In connection with the merger transaction, shareholders of Achievement Tec, received 7,014,448 shares of the Company's common stock.

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

            ii) Control of the net assets and business of Achievement Tec was acquired effective on November 9, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of the Company by Achievement Tec. As of November 9, 2000, the Company had no assets or liabilities. Summary of their balance sheet was as follows:

                     Common stock                                 $    3,000
                     Additional paid-in capital                      142,020
                     Accumulated deficit                            (145,020)
                                                                  ----------
                       Total stockholders' equity                 $        -
                                                                  ==========

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

NOTE 4 -    RELATED PARTY TRANSACTIONS

            As of December 31, 2001 and 2000, the Company has a payable due to officers totaling $49,506 and $94,582, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") and Paul Nolan for various expenses. These advances bear interest at the rate of 8% per annum, with interest only payable in monthly installments until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 5 -    INTANGIBLES

            Intangible assets consist of the following:

                                                           December 31
                                                    ------------------------
                                                        2001         2000
                                                    -----------   ----------

            Goodwill                                $ 1,462,096   $        -
            Copyrights                                   18,743       18,743
                                                    -----------   ----------
                                                      1,480,839       18,743
            Less: accumulated amortization              108,273        2,242
                                                    -----------   ----------
                                                    $ 1,372,566   $   16,501
                                                    ===========   ==========

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

      a)    Career Direction, Inc.
            ---------------------
            As of January 1, 2001, the Company and Joe Loyd and Karen Loyd (the "Career Direction Sellers") entered into a Purchase and Sale Agreement (the "Career Direction Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Career Direction, Inc., a Texas corporation ("Career Direction") from the Career Direction Sellers.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -    ACQUISITIONS (Continued)

      b)    Personnel Profiles, Inc.
            -----------------------

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

            Revenue                    $ 3,838,083
            Net Loss                   $  (416,813)
            Loss per share             $     (0.07)

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 -    PROPERTY AND EQUIPMENT

            Property and equipment is summarized as follows:

                                                            December 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

            Machinery and Equipment                  $   87,107     $   76,492
            Furniture and Fixtures                       12,260          9,620
                                                     ----------     ----------
                                                         99,367         86,112
            Less:  Accumulated Depreciation             (44,659)       (23,446)
                                                     ----------     ----------
            Property and Equipment, net              $   54,708     $   62,666
                                                     ==========     ==========

            Depreciation expense for the years ended December 31, 2001 and 2000 was $21,213 and $11,008 respectively.


NOTE 8 -    NOTES PAYABLE

            Notes payable consisted of the following:

                                                                             December 31
                                                                     --------------------------
                                                                        2001            2000
                                                                     ----------      ----------
            a)     First Savings Bank - Interest rate 8.4% -
                     Due on March 25, 2003                           $  109,932      $  109,932
            b)     First Savings Bank - Interest rate 10.5% -
                     Due on December 15, 2000                                 -           4,000
            c)     First Savings Bank - Interest rate 11%
                     Due on April 19, 2002                                               10,965
            e)      Joe & Karen Loyd                                    210,000               -

                   Various Notes Payable - Interest rate 8% -
                     Due at various dates to 2002                       142,694         144,299
                                                                     ----------      ----------
                                                                        462,626         269,196
                   Less:  Current Portion                              (392,626)       (231,624)
                                                                     ----------      ----------
                   Long-Term Portion                                 $   70,000      $   37,572
                                                                     ==========      ==========


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

NOTE 9 -    CONVERTIBLE NOTES PAYABLE

            Convertible notes payable consist of the following at December 31, 2001:

            a)   Selling of Career Direction, Inc.           $   450,000
            b)   Selling of Personnel Profiles, Inc.             437,500
            c)   Selling of L & R Moran, Inc.                    950,000
                                                             -----------
                                                               1,837,500
                   Less:  Current Portion                      1,587,500
                                                             -----------
                   Long-Term Portion                         $   250,000
                                                             ===========

      a) On January 1, 2001, the Company acquired Career Direction, Inc. for 1,000,000 shares of common stock. At the election of Career Direction Sellers, 50,000 shares are convertible into $50,000 cash upon the successful completion by the Company of a primary or secondary offering of its stock that generates proceeds of at least $2,000,000 on or before July 1, 2001. In addition, the Career Direction Sellers may, at their option, require the Company to redeem the 50,000 shares into cash in July 1, 2001, unless the value of the Company's common stock is $1.00 or more on such date. An additional 950,000 shares of common stock of the Company, of which 150,000 shares was issued at closing, with the remainder to be issued at the rate of 50,000 shares per quarter for 16 quarters. The initial 150,000 shares are convertible to cash in the amount of $150,000, at the election of the Career Direction, in the event the Company conducts a primary or secondary offering of its stock that generates proceeds at least in that amount. Each quarterly installment of 50,000 shares is convertible to cash in the amount of $50,000, at the election of the Career Direction, in the event the market value of the Company's common stock falls below $1.00 per share when the installment is due. These contingent cash obligations of the Company are secured pursuant to a convertible promissory note.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 -    CONVERTIBLE NOTES PAYABLE (Continued)

            On July 19, 2001, Career Direction, Inc and the Company entered into an agreement to modify and terminate certain agreements previously entered into between Career Direction Sellers and the Company. The number of remaining shares of the Company common stock to be issued pursuant to the Purchase and Sale Agreement was reduced from 750,000 shares to 500,000 shares, issuable at the rate of 50,000 shares per quarter for ten quarters, beginning on November 1, 2001. Achievement Tec agreed to pay the Career Direction Sellers $250,000 (see Note
            8).

      b) The Company acquired Personnel Profiles, Inc. for a $500,000 convertible note payable at a convertible rate of $62,500 at the end of each calendar quarter beginning March 31, 2001, upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000. the Personnel Profiles Seller may require prepayment of the purchase price at the rate of $125,000 for each $1,000,000 raised. At the Personnel Profiles Seller's election, any $62,500 payment may instead be converted into 62,500 shares of Company common stock. .

      c) The Company acquired L and R Moran, Inc., for 50,000 shares of common stock and $950,000 notes payable out of the proceeds of primary or secondary offering of stock at $1.00 per share. The
            50,000 shares are convertible at the option of L+R Moran into $50,000 cash upon successful completion by the Company of a private placement offering of its common stock in the amount of $2,000,000 on or before July 1, 2001. In addition, L+R Moran may, at its option, require the Company to redeem the 50,000 shares into $50,000 cash in July1, 2001, unless the value of the Company's common stock is $1.00 or more on such date.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11 -   CONVERTIBLE DEBENTURES

            The Company has entered into a Secured Convertible Debenture Purchase and Exchange Agreement dated as of June 29, 2001, by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreement to purchase an aggregate principal amount of $1,192,949.09 of the Company's 10% Secured Convertible Debentures, due twenty-four months from issuance. The Debentures are convertible into shares of the Company's common stock (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019.18; and (iii) exchanged 586,375 shares of Common Stock.

            The holder may at any time convert all or any portion of the outstanding balance of the Note, including at its option, accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $0.85 per share, adjusted for stock splits and reverse stock splits, and (ii) 60% of the average of the lowest three inter-day trading prices of the Company's common stock during the twenty days immediately preceding the applicable conversion date. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $500,000. This amount has been charged to interest expense.

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

                                                                      2001
                                                                    --------
            Risk free interest rate                                    5.5%
            Life of the options                                     3 years
            Expected dividend yield                                      0%
            Expected volatility                                        1.56%
            Weighted fair value of options granted                  $  2.38

            Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                        2001
                                                    -------------
             Net loss                               $ ( 3,916,032)
             Net loss per basic share               $ (      0.38)

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

            The Company entered into an operating lease expiring February 28,2002 for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

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

            Future minimum lease payments are as follows for the years ended December 31,

                    2002              $ 199,932
                    2003                147,401
                    2004                 50,150
                                      ---------
                                      $ 397,483

NOTE 14-    INCOME TAXES

            The components of the provision for income taxes are as follows:

                                                             December 31,
                                                      -------------------------
                                                         2001            2000
                                                      ----------     ----------
            Current Tax Expense
               U.S. Federal                           $        -     $        -
               State and Local                                 -              -
                                                      ----------     ----------
            Total Current                                      -              -
                                                      ----------     ----------
            Deferred Tax Expense
               U.S. Federal                                    -              -
               State and Local                                 -              -
                                                      ----------     ----------
            Total Deferred                                     -              -
                                                      ----------     ----------
            Total Tax Provision (Benefit) from
             Continuing Operations                    $        -     $        -
                                                      ==========     ==========

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 14 -   INCOME TAXES (Continued)

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

            Federal Income Tax Rate               (   34.0)%     (   34.0)%
            Effect of Valuation Allowance             34.0%          34.0%
                                                  ----------     ----------
            Effective Income Tax Rate                  0.0%           0.0%
                                                  ==========     ==========

            At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $2,742,000 and $1,199,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                 ---------------------------
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

NOTE 15-    FINANCIAL INFORMATION RELATING TO SEGMENTS

            The Company's operating activities can be divided into two major segments - career fairs and hiring solutions. Segment information for the years ended December 31, is as follows:

            Segment Revenue:                            2001           2000
            ---------------                         -----------     -----------
                      Career Fairs                  $ 1,236,403     $         -
                      Hiring Solutions                1,847,787       1,171,129
                                                    -----------     -----------
                                                    $ 3,041,190     $ 1,171,129
                                                    ===========     ===========

            Segment Loss Before Income Taxes:
            --------------------------------
                      Career Fairs                  $(  265,431)    $         -
                      Hiring Solutions               (3,813,601)       (246,247)
                                                    -----------     -----------
                                                    $(4,079,032)    $  (246,247)
                                                    ===========     ===========

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 16 -   SUBSEQUENT EVENTS

            As of January 1, 2002, the Company and L+R Moran, Inc., a Texas corporation ("L+R Moran") entered into a Rescission, Final Release and Settlement Agreement, (the "L+R Rescission Agreement") whereby the Company and L+R Moran agreed to rescind the Purchase and Sale Agreement as described in Note 6 thereby releasing the Company and L+R Moran from any and all obligations incurred by each party as a result of the agreement.

            Pursuant to the L+R Rescission Agreement, each of the parties acknowledges that the Purchase and Sale Agreement dated January 1, 2001, is terminated along with all related agreements or instruments in all respects and this specifically includes contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the Agreement and Purchase of Sale Agreement dated January 1, 2001. Further, the Company agrees to defend, indemnify and hold harmless L+R Moran and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the L+R Rescission Agreement.

            As of January 1, 2002, the Company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust ("Nolan") entered into a Rescission, Final Release and Settlement Agreement (the "Personell Profile Rescission Agreement"), whereby the Company and Nolan agreed to rescind the Purchase and Sale Agreement as described in Note 6 between the parties, thereby releasing the Company and Nolan from any and all obligations incurred by each party as a result of the Agreement.

            Pursuant to the Personell Profile Rescission Agreement, each of the parties acknowledges that the Purchase and Sale Agreement dated January 1, 2001 is terminated along with all related agreements or instruments in all respects and this specifically includes contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the Agreement and Purchase of Sale Agreement dated January 1, 2001. Further, the Company agrees to defend, indemnify and hold harmless Nolan and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the Release and Settlement Agreement.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 16 -   SUBSEQUENT EVENTS (Continued)

            The assets of L and R Moran and Nolan included in the Company's consolidated balance sheet of December 31, 2001 are summarized as follows:

                Cash                               $     4,058
                Other assets                             5,662
                Fixed assets                             5,895
                Goodwill                             1,462,636
                                                   -----------
                                                     1,478,251

                Accounts payable                       121,485
                Convertible notes payable            1,387,500
                Due to unrelated party                  21,000
                                                   -----------
                                                     1,529,985

                Net assets                         $   (51,734)
                                                   ===========

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 18 -   CONTINGENCIES

            Career Direction, Inc., a Texas corporation which is a wholly owned subsidiary of the Company is a defendant in a lawsuit filed by one of its vendors. The case involves disputed claims over advertising charges in various newspapers round the country for career fairs. The vendor has recovered an interlocutory summary judgment for undisputed amount of $81,000 against Career Direction, Inc. but the case has not proceeded to trial judgement at the present time. This amount has been accrued as of December 31, 2001 and included in accounts payable and accrued expenses on the balance sheet.

            The Company is involved in a suit with former employees and officers of Career Direction, Inc.. At the present time the former employees have a suit pending for declaratory judgment which, if entered, would permit them to compete in the career fair business which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement, which would prevent them from entering a competing business. It is anticipated that they make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Directions and the Company, have counterclaims against the former employees which will be filed in the pending suit.

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

As of December 31, 2001 the Company has a payable due to officers totaling $49,506. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") of $28,506 and Paul Nolan of $21,000 for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.

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

Dated:  May 21, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                   Title                                   Date

 \s\ Milton S. Cotter        Principal Executive Officer         May 21, 2002
 --------------------        and Director
 Milton S. Cotter

 \s\ Richard Berman          Director                            May 21, 2002
 ------------------
 Richard Berman