Form 10QSB
period 2002-03-31
ACHIEVEMENT TECH HOLDINGS INC /ID/
filed 2002-06-10
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002

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

         Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,602,248 shares of Common Stock, $.001 par value, outstanding as of May 30, 2002.

           Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No [X]

                          ACHIEVEMENT TEC HOLDING, INC
                                TABLE OF CONTENTS
                                                                         Page
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation........20

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...............................................22
Item 2.   Changes in Securities...........................................22
Item 3.   Defaults Upon Senior Securities.................................22
Item 4.   Submission of Matter to a Vote of Security Holders..............22
Item 5.   Other Information...............................................22
Item 6.   Exhibits and Reports on Form 8-K................................23

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          ACHIEVEMENT TEC HOLDINGS, INC
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31,       December 31,
                                                                             2002              2001
                                                                         ------------      ------------
  ASSETS
Current assets
  Cash and cash equivalents                                              $          -      $          -
  Accounts receivable, net of allowance for
   doubtful accounts of $20,351 and $35,469                                    14,328            47,624
  Due from factor                                                                  94               309
                                                                         ------------      ------------
      Total current assets                                                     14,422            47,933

Property and equipment, net of accumulated
 depreciation of $48,201 and $44,659                                           44,682            54,708
Intangible assets, net of accumulated amortization
 of $ 10,534 and $108,273                                                       8,209         1,372,566
Debt issue costs, net of accumulated amortization
 of $32,794 and $21,863                                                        54,656            65,587
Other assets                                                                    2,671             8,333
                                                                         ------------      ------------
      TOTAL ASSETS $                                                     $    124,640      $  1,549,127
                                                                         ============      ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Bank overdraft                                                        $     31,052      $     20,031
   Accounts payable and accrued expenses                                      492,502           588,853
   Payroll taxes payable                                                      197,852           140,543
   Convertible notes payable - current                                        150,000         1,587,500
   Notes payable - current                                                    388,625           392,626
                                                                         ------------      ------------
      Total current liabilities                                             1,260,031         2,729,553

Due to officer                                                                 22,555            49,506
Convertible debentures                                                      1,192,949         1,192,949
Convertible notes payable                                                     200,000           250,000
Notes payable                                                                  70,000            70,000
                                                                         ------------      ------------
      Total liabilities                                                     2,745,535         4,292,008
                                                                         ------------      ------------

Commitments and contingencies                                                       -                 -

STOCKHOLDERS' DEFICIENCY
   Preferred stock - $0.001 par value; 10,000,000
    shares authorized; -0- issued and outstanding                                   -                 -
   Common stock - $0.001 par value; 50,000,000 shares
    authorized;10,602,248 and 10,502,248 issued and outstanding                10,602            10,502
   Treasury stock                                                            (610,430)         (587,930)
   Additional paid-in capital                                               3,129,827         3,181,725
   Deferred compensation                                                          (-)          (326,000)
   Accumulated deficit                                                     (5,150,894)       (5,021,178)
                                                                         ------------      ------------
      Total stockholders' deficiency                                       (2,620,895)       (2,742,881)
                                                                         ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    124,640      $  1,549,127
                                                                         ============      ============

The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         March 31,         March 31,
                                                           2002              2001
                                                       ------------      ------------
Revenue                                                $    303,086      $    988,167

Cost of revenue                                               4,464            31,827
                                                       ------------      ------------

Gross margin                                                298,622           956,340
                                                       ------------      ------------

Operating expense
  Selling, general and administrative expense               372,208         1,062,819
  Depreciation and amortization expense                       4,278            69,473
  Asset impairment                                                -                 -
                                                       ------------      ------------
                                                            376,486         1,132,292
                                                       ------------      ------------
Loss from operations                                        (77,864)         (175,952)

Interest expense, net                                        51,852            19,900
                                                       ------------      ------------

Loss before provision for income taxes                     (129,716)         (195,852)

Provision for income taxes                                        -                 -
                                                       ------------      ------------

Net loss                                               $   (129,716)     $   (195,852)
                                                       ============      ============

Net loss per common share
    Basic and diluted                                  $       (.01)     $       (.02)
                                                       ============      ============


The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                          FOR THE PERIOD MARCH 31, 2002
                                   (UNAUDITED)



                                     Common Stock          Additional                    Deferred      Stockholders'
                                 ---------------------      Paid-in       Treasury     Compensation    Accumulated        Equity
                                   Shares       Amount      Capital        Stock         Expense         Deficit       (Deficiency)
                                 ----------     ------     ----------    ----------    ------------    ------------    ------------

Balance at December 31, 2000     10,014,748     10,014        636,963             -              -         (942,146)       (295,169)

Acquisition of net assets of
 Career Directions                  200,000        200      1,199,800             -              -                -       1,200,000

Acquisition of net assets of
 L & R Moran                         50,000         50         99,950             -              -                -         100,000

Stock options for compensation            -          -        489,000             -              -                -         489,000

Deferred compensation expense             -          -              -             -       (326,000)               -        (326,000)

Career Direction conversion
 of notes payable                   100,000        100         99,900             -              -                -         100,000

Shares reacquired through
 sale of debentures                       -          -              -      (587,930)             -                -        (587,930)

Issuance of stock for
 professional services               75,000         75         93,675             -              -                -          93,750

Beneficial Conversion of
 Debentures                               -          -        500,000             -              -                -         500,000

Personnel Profiles conversion
 of note payable                     62,500         63         62,437             -              -                -          62,500

Net loss                                  -          -              -             -              -       (4,079,032)     (4,079,032)
                                -----------   --------     ----------    ----------     ----------     ------------     -----------


Balance at December 31, 2001     10,502,248   $ 10,502     $3,181,725    $ (587,930)    $ (326,000)    $ (5,021,178)     (2,742,881)
                                ===========   ========     ==========    ==========     ==========     ============     ===========

Career Direction conversion
 of notes payable                   100,000        100         99,900             -              -                -         100,000


Deferred compensation expense             -          -       (326,000)            -        326,000                -               -

Treasury Stock                            -          -        (22,500)            -              -                -         (22,500)

Disposition of Assets                                         174,202                                                       174,202

Net loss                                  -          -              -             -              -         (129,716)      ( 129,716)
                                -----------   --------     ----------    ----------     ----------     ------------     -----------

Balance at March 31, 2002       $10,602,248   $10,6502     $3,129,827    $ (610,430)             -     $ (5,150,894)    $(2,620,895)
                                ===========   ========     ==========    ==========     ==========     ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            For the Period Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            2002            2001
                                                                         ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                              $ (129,716)     $ (195,743)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                                   4,278           5,822
      Amortization of goodwill                                                    -          60,108
      Bad debt expense                                                            -             560
         Decrease in debt issue costs                                        10,931          11,666

Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                             33,512         115,746
      Increase in payroll taxes payable                                      57,309               -
      Decrease (increase) in accounts payable and accrued expenses           10,715         119,628
                                                                         ----------      ----------
Total cash used in operating activities                                     (12,971)        117,787
                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                             -               -
   Increase in intangible assets                                                  -               -
                                                                         ----------      ----------
Total cash used in investing activities                                           -               -
                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) increase in bank overdraft                                     11,021         (41,324)
   Proceeds from issuance of debentures                                           -               -
   Repayment of notes payable                                                (4,000)        (12,762)
   Decrease in due to officer                                                 5,950         (19,752)
                                                                              -----         --------
Total cash provided by financing activities                                  12,971         (79,514)
                                                                         ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         0          38,273

CASH AND CASH EQUIVALENTS - December 31,                                          0               -
                                                                         ----------      ----------

CASH AND CASH EQUIVALENTS - March  31,                                   $        0      $   38,273
                                                                         ==========      ==========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                      $        -      $        -
                                                                         ==========      ==========
   Income taxes                                                          $        -      $        -
                                                                         ==========      ==========

The  accompanying   notes  an  integral  part  of  the  consolidated   financial
statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 MARCH 31, 2002




NON CASH FINANCING ACTIVITIES:

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



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

            www.virtualhrcenter.com               www.mycareerdirection.com
            -----------------------               -------------------------
            www.positivestep.com                  www.careerdirection.com
            --------------------                  -----------------------

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the period ended March 31, 2002 and 2001, advertising expense amounted to $17,128 and $209,172 respectively.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of March 31, 20012.

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

         The shares used in the computation of loss per share, are as follows:

                                                   March 31,
                                            ------------------------
                                               2002          2001
                                            ----------    ----------
         Basic and diluted                  10,602,000    10,265,000
                                            ==========    ==========

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income
         --------------------
         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 2 - DUE FROM FACTOR

         Puruant to the terms of a factoring agreement the company assigns a substantial portion of its accounts receivable on a non-recourse basis up to a maximum established by the factor. Receivables sold in excess of these limitations are subject to recourse. The factor charges commissions as a percentage of receivables assigned. The factoring agreement was terminated on March 22, 2002.

         The balance due from factor at March 31, 2001 consists of receivables of approximately $94,000 and advances of approximately $93,900 for a net balance due from factor of approximately $100.

         The accounts receivable and substantially all of the company's assets are pledged as collateral security to the factor.


NOTE 3 - RELATED PARTY TRANSACTIONS

         As of March 31, 2002 and 2001, the Company has a payable due to officers totaling $22,555 and $47,951, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") and Paul Nolan for various expenses. These advances bear interest at the rate of 8% per annum, with interest only payable in monthly installments until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.


NOTE 4 - INTANGIBLES

         Intangible assets consist of the following:

                                                   March  31,      December 31,
                                                      2002            2001
                                                  -----------      -----------
         Goodwill                                 $         0      $ 1,462,096
         Copyrights                                    18,743           18,743
                                                  -----------      -----------
                                                       18,743        1,480,839
         Less:  accumulated amortization               10,534          108,273
                                                  -----------      -----------
                                                  $     8,209      $ 1,372,566


NOTE 5 - ACQUISITIONS

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

         Pursuant to the Career Direction Agreement, the Career Direction Sellers will receive, in exchange for all the capital stock of Career Direction, the following:

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 5 - ACQUISITIONS (Continued)

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

   a)    Career Direction, Inc. (continued)
         ---------------------------------

         As a condition to the consummation of the transactions contemplated by the Career Direction Agreement, the Company is also required to execute a three-year employment agreement by and between Joe Loyd and Career Direction, providing for Joe Loyd to serve as President of Career Direction at an annual compensation of $175,000;

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 5 - ACQUISITIONS (Continued)

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

         Pursuant to the Personnel Profiles Agreement, the Personnel Profiles Seller will receive, in exchange for all the capital stock of Personnel Profiles, $500,000, payable at the rate of $62,500 at the end of each calendar quarter beginning March 31, 2001 and continuing thereafter until paid in full on March 31, 2002. Upon the successful completion by the Company of a private placement offering of its common stock in the amount of at least $1,000,000, the Personnel Profiles Seller may require prepayment of the purchase price at the rate of $125,000 for each $1,000,000 raised. At the Personnel Profiles Seller's election, any $62,500 payment may instead be converted into 62,500 shares of Company common stock.

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

   c)    L and R Moran, Inc.
         -------------------

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 5 - ACQUISITIONS (Continued)

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

         The purchase price for the above acquisitions has been allocated as follows:

                                                                 Career         Personal           L and D
                                                                Direction       Profiles            Moran
                                                                  Inc.            Inc.              Inc.
                                                             -------------    ------------     ------------
         Cash                                                $     12,649     $          -     $      9,670
         Accounts receivable                                       93,526           46,900           98,271
         Other assets                                                   -              317            1,948
         Goodwill                                               2,007,133          501,951          960,685
         Accounts payable and other current liabilities          (113,308)         (49,168)         (20,574)
                                                             ------------     ------------     ------------
                                                             $  2,000,000     $    500,000     $  1,050,000
                                                             ============     ============     ============

         Total goodwill recorded in 2001 was $3,469,769.

         As of January 1, 2002, the Company and L+R Moran, Inc., a Texas corporation ("L+R Moran") entered into a Rescission, Final Release and Settlement Agreement, (the "L+R Rescission Agreement") whereby the Company and L+R Moran agreed to rescind the Purchase and Sale Agreement as described in above thereby releasing the Company and L+R Moran from any and all obligations incurred by each party as a result of the agreement.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 5 - ACQUISITIONS (Continued)

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


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                  March 31,      December 31,
                                                    2002            2001
                                                 ----------      -----------
         Machinery and Equipment                 $   78,617      $   87,107
         Furniture and Fixtures                      14,266          12,260
                                                 ----------      ----------
                                                     92,883          99,367
         Less:  Accumulated Depreciation            (48,201)        (44,659)
                                                 ----------      ----------
         Property and Equipment, net             $   44,682      $   54,708
                                                 ==========      ==========

         Depreciation expense for the period ended March 31, 2002 was $3,542.


NOTE 7 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                 March 31,        December 31,
                                                                   2002              2001
                                                                -----------       -----------
         a)   First Savings Bank - Interest rate 8.4% -
                Due on March 25, 2003                           $   109,932       $   109,932

         b)    Joe & Karen Loyd                                     206,000           210,000

              Various Notes Payable - Interest rate 8% -
                Due at various dates to 2002                        142,693           144,299
                                                                -----------       -----------
                                                                    458,625           462,626
              Less:  Current Portion                               (388,625)         (392,626)
                                                                -----------       -----------
              Long-Term Portion                                 $    70,000       $    70,000
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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 7 - NOTES PAYABLE (Continued)

   a) Note payable to former employees in the amount of $250,000 payable in 25 monthly equal installments of $10,000 without interest. At March 31, 2001, the company was in default of this note.


NOTE 8 - CONVERTIBLE NOTES PAYABLE

         Convertible notes payable consist of the following at March 31, 2001:

                a)     Selling of Career Direction, Inc.          $  350,000
                b)     Selling of Personnel Profiles, Inc.                 -
                c)     Selling of L & R Moran, Inc.                        -
                                                                      ------
                                                                     350,000
                       Less:  Current Portion                        150,000
                                                                   ---------
                       Long-Term Portion                          $  200,000
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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

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

   d) As of January 1, 2002, the Company and L+R Moran, Inc., a Texas corporation ("L+R Moran") entered into a Rescission, Final Release and Settlement Agreement, (the "L+R Rescission Agreement") whereby the Company and L+R Moran agreed to rescind the Purchase and Sale Agreement as described in Note 6 thereby releasing the Company and L+R Moran from any and all obligations incurred by each party as a result of the agreement


NOTE 9 - CONVERTIBLE DEBENTURES

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


NOTE 10 - STOCK OPTION PLAN

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

         In July of 2001, the Company canceled certain outstanding options pursuant to an agreement to terminate certain employees. Deferred compensation expense related to the options had been reduced by $326,000.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


         As of January 1, 2002, the Company, Paul Nolan, Jr., Trustee of a Charitable Remainder Trust ("Nolan") and L+R Moran, Inc. entered into a Rescission, Final Release and Settlement Agreement (the "Personnel Profile Rescission Agreement") and (the "L+R Rescission Agreement") , whereby the Company agreed to rescind the Purchase and Sale Agreements as described in Note 5 between the parties, thereby canceling all outstanding options as of March 31, 2002.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

         Rent expense under operating leases for the period ended March 31, 2002 was approximately $ 37,588.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


 DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 -----------------------------------------------------------

The following discussion of the financial condition and results of operations of Achievement Tec, Inc. should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation (including Risk Factors That May
Affect Results of Operations and Financial Condition) and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 FORWARD-LOOKING STATEMENTS
 --------------------------

Certain statements in this report, including statements of Achievement Tec's and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Condensed Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act, that are subject to certain events, risk and uncertainties that may be outside Achievement Tec's control. These forward-looking statements include statements of management's plans and objectives for Achievement Tec future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the Commission").


 OVERALL OPERATIONS
 ------------------

The first quarter of 2002 saw the Company reach an agreement to dispose of Personnel Profiles, Inc., which operated as the wholesale independent consultant operation of the Company. Additionally the Company disposed of all of the assets of L&R Moran, Inc, which operated the background verification operation of the Company. These two operations failed to meet management's requirements for profitability, and were subsequently spun off effective January 1, 2002

Management continued the cost reduction measures implemented in the third and fourth quarters of 2001 to return the Company to profitability. These efforts resulted reduced operating expenses in the first quarter of 2002.


 RESULTS OF OPERATIONS
 ---------------------

For the quarter ended March 31, 2002, the Company recorded an operating loss of $77,865. The net loss for the period of $ 129,716 or .01 per share


 TOTAL REVENUE
 -------------

Total revenue for the quarter ending March 31, 2002 was $303,086 compared to $988,167 for the quarter ending March 31, 2001. The decrease can be attributed to the sale of Personnel Profiles and L&R Moran and the slowing economy. The first quarter continued the trend of dramatic downsizing as companies continued to layoff workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions. Thus, the Company's revenues continued to decline in the first quarter.


 SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
 -------------------------------------------

Selling, General and Administrative expenses for the quarter ending March 31, 2002 totaled $ 372,208 compared to $1,062,819. This decrease is attributed to sale of Personnel Profiles and L&R Moran and to reduce payroll cost and general cost savings by the company implemented in the last six months of 2001.


 EXTRAORDINARY ITEMS
 -------------------

This Item is not applicable to the Company


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

The Company's cash and cash equivalents as of March 31, 2002 was $0.


 OTHER EVENTS
 ------------

This Item is not applicable to the Company.

 SUBSEQUENT EVENTS
 -----------------

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

Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395rd Judicial District, Cause No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment, which, if entered, would permit them to compete in the career fair business which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement which would prevent them from entering a competing business. It is anticipated that they make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., has counterclaims against the Loyd's which will be filed in the pending suit.


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

Achievement Tec, Inc.

BY:    \s\ Milton S. Cotter
       --------------------
NAME:  Milton S. Cotter
TITLE: President and Chief Executive Officer


Dated: June 10, 2002