Form 10QSB
period 2002-06-30
ACHIEVEMENT TEC HOLDINGS INC
filed 2002-09-24
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

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

         Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,018,914 shares of Common Stock, $.001 par value, outstanding as of Sept 23, 2002.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]    No [X]

                          ACHIEVEMENT TEC HOLDING, INC
                                TABLE OF CONTENTS
                                                                           Page
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3
Item 2.  Management's Discussion and Analysis or Plan of Operation..........20

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.................................................22
Item 2.   Changes in Securities.............................................22
Item 3.   Defaults Upon Senior Securities...................................23
Item 4.   Submission of Matter to a Vote of Security Holders................23
Item 5.   Other Information.................................................23
Item 6.   Exhibits and Reports on Form 8-K..................................23

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          ACHIEVEMENT TEC HOLDINGS, INC
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                                      INDEX


                                                                PAGE

Consolidated Balance Sheet                                         4

Consolidated Statement of Operations                               5

Consolidated Statement of Stockholders' Equity                     6

Consolidated Statement of Cash Flows                             7-8

Notes to Consolidated Financial Statements                      9-20

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30,        December 31,
                                                                          2002             2001
                                                                       -----------      -----------
                                                                       (Unaudited)
                                     ASSETS
Current assets
  Cash and cash equivalents                                            $      --        $      --
  Accounts receivable, net of allowance for
   doubtful accounts of $16,088 and $35,469                                 80,369           47,624
  Due from factor                                                                0              309
                                                                       -----------      -----------
      Total current assets                                                  80,369           47,933

Property and equipment, net of accumulated
 depreciation of $52,128 and $44,659                                        40,755           54,708
Intangible assets, net of accumulated amortization
 of $ 10,534 and $108,273                                                    8,209        1,372,566
Debt issue costs, net of accumulated amortization
 of $43,725 and $21,863                                                     43,724           65,587
Other assets                                                                 2,671            8,333
                                                                       -----------      -----------
      TOTAL ASSETS                                                     $   175,728      $ 1,549,127
                                                                       ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Bank overdraft                                                      $    13,487      $    20,031
   Accounts payable and accrued expenses                                   442,811          588,853
   Payroll taxes payable                                                   172,217          140,543
   Convertible notes payable - current                                     150,000        1,587,500
   Notes payable - current                                                 388,626          392,626
                                                                       -----------      -----------
      Total current liabilities                                          1,167,141        2,729,553

Due to officer                                                              37,763
                                                                                             49,506
Convertible debentures                                                   1,467,949        1,192,949
Convertible notes payable                                                  200,000          250,000
Notes payable                                                               70,000           70,000
                                                                       -----------      -----------
      Total liabilities                                                  2,942,853        4,292,008
                                                                       -----------      -----------

Commitments and contingencies                                                 --               --

STOCKHOLDERS' DEFICIENCY
   Preferred stock - $0.001 par value; 10,000,000
    shares authorized; -0- issued and outstanding                             --               --
   Common stock - $0.001 par value; 50,000,000 shares
    authorized;11,018,914 and 10,502,248 issued and outstanding             11,018           10,502
   Treasury stock                                                         (610,430)        (587,930)
   Additional paid-in capital                                            3,454,411        3,181,725
   Deferred compensation                                                     (--)          (326,000)
   Accumulated deficit                                                  (5,622,124)      (5,021,178)
                                                                       -----------      -----------
      Total stockholders' deficiency                                    (2,767,125)      (2,742,881)
                                                                       -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $   175,728      $ 1,549,127
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


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For The                           For The
                                                     Three Months                       Six Months
                                                    Ended June 30,                    Ended June 30,
                                                2002            2001              2002            2001
                                             ---------------------------       ---------------------------
Revenue                                      $   236,288     $   889,265       $   539,374     $ 1,877,432
                                             -----------     -----------       -----------     -----------


         Cost of Sales                             1,165          77,573             5,629         109,400

         Gross Margin                            235,123         811,692           533,745       1,768,032


SELLING, GENERAL
AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative              356,591       1,162,833           728,799       2,225,015

Depreciation and Amortization                      3,927          75,714             8,205         145,821
                                             -----------     -----------       -----------     -----------

Total selling, general and
adminintrative expenses                          360,518       1,238,547           737,004       2,370,836
                                             -----------     -----------       -----------     -----------

LOSS FROM OPERATIONS                            (125,395)       (426,855)         (203,259)       (602,804)
                                             -----------     -----------       -----------     -----------
OTHER INCOME (EXPENSE)
         Other Income                               --              --                --
         Interest income                            --                38              --               147
         Interest expense                       (345,835)        (24,570)         (397,687)        (44,471)
                                             -----------     -----------       -----------     -----------

Total other income (expense)                    (345,835)        (24,532)         (397,687)        (44,324)
                                             -----------     -----------       -----------     -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                (471,230)       (451,387)         (600,946)       (647,128)

PROVISION FOR INCOME TAXES                          --              --                --              --
                                             -----------     -----------       -----------     -----------

NET LOSS                                     $  (471,230)    $  (451,387)      $  (600,946)    $  (647,128)
                                             ===========     ===========       ===========     ===========

NET LOSS PER COMMON SHARE
    Basic and diluted                        $     (0.04)    $     (0.04)      $     (0.05)    $     (0.06)
                                             ===========     ===========       ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                         Common Stock        Additional                    Deferred     Stockholders'
                                         ------------         Paid-in       Treasury     Compensation    Accumulated      Equity
                                     Shares      Amount       Capital        Stock          Expense        Deficit      (Deficiency)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2000      10,014,748        10,014       636,963          --             --         (942,146)      (295,169)

Acquisition of net assets of
 Career Directions                   200,000           200     1,199,800          --             --             --        1,200,000

Acquisition of net assets of
 L & R Moran                          50,000            50        99,950          --             --             --          100,000

Stock options for compensation          --            --         489,000          --             --             --          489,000

Deferred compensation expense           --            --            --            --         (326,000)          --         (326,000)

Career Direction conversion
 of notes payable                    100,000           100        99,900          --             --             --          100,000

Shares reacquired through
 sale of debentures                     --            --            --        (587,930)          --             --         (587,930)

Issuance of stock for
 professional services                75,000            75        93,675          --             --             --           93,750

Beneficial Conversion of
 Debentures                             --            --         500,000          --             --             --          500,000

Personnel Profiles conversion
 of note payable                      62,500            63        62,437          --             --             --           62,500

Net loss                                --            --            --            --             --       (4,079,032)    (4,079,032)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2001      10,502,248   $    10,502   $ 3,181,725   $  (587,930)   $  (326,000)   $(5,021,178)    (2,742,881)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


Career Direction conversion
 of notes payable                    100,000           100        99,900          --             --             --          100,000


Deferred compensation expense           --            --        (326,000)         --          326,000           --             --

Treasury Stock                          --            --            --         (22,500)          --             --          (22,500)

Disposition of Assets                                            174,202                                                    174,202

Beneficial Conversion of
 Debentures                                                      300,000                                                    300,000

Conversion of Debtures               416,666           416        24,584                                                     25,000

Net loss (Unaudited)                    --            --            --            --             --         (600,946)      (600,946)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at  June 30, 2002        $11,018,914   $    11,018   $ 3,454,411   $  (610,430)          --      $(5,622,124)   $(2,767,125)
 (Unaudited)                     ===========   ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        For the Six Months Ended
                                                                                June 30,
                                                                        ------------------------
                                                                          2002           2001
                                                                        ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                             $(600,946)     $(647,128)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                                 8,205          7,528
      Amortization of goodwill                                               --          126,626
      Bad debt expense                                                       --              560
        Beneficial conversion expense                                     300,000
       (Increase) decrease in debt issue costs                             21,862        (31,643)

Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                          (32,435)       397,536
      (Increase) decrease in other assets                                  (6,943)
Increase in payroll taxes payable                                          31,674           --
      (Decrease) increase in accounts payable and accrued expenses         (6,073)       331,796
                                                                        ---------      ---------
Total cash used in operating activities                                  (277,713)       178,332
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property and equipment                                        --           (6,635)
   Increase in intangible assets                                             --             --
                                                                        ---------      ---------
Total cash used in investing activities                                      --           (6,635)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) increase in bank overdraft                                   (6,544)       (45,505)
   Proceeds from issuance of debentures                                   300,000           --
   Repayment of notes payable                                              (4,000)        (5,443)
   Decrease in due to officer                                             (11,743)       (58,454)
                                                                        ---------      ---------
Total cash provided by financing activities                               277,713       (109,402)
                                                                        ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       0         62,295

CASH AND CASH EQUIVALENTS - December 31,                                        0           --
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS - June 30,                                    $       0      $  62,295
                                                                        =========      =========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                     $  97,687      $  44,324
                                                                        =========      =========
   Income taxes                                                         $    --        $    --
                                                                        =========      =========

The  accompanying   notes  an  integral  part  of  the  consolidated   financial
statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  JUNE 30, 2002




NON CASH FINANCING ACTIVITIES:



     The Company acquired all the assets and liabilities of Career Direction, Inc. on January 1, 2001, for 200,000 shares of its common stock valued at $1,200,000 and the issuance of a $800,000 note payable.

     The Company acquired all the assets and liabilities of Personnel Profiles, Inc. on January 1, 2001, for a $500,000 convertible note payable.

     The Company acquired all the assets and liabilities of L and R Moran, Inc. on January 1, 2001, for 50,000 shares of its common stock valued at $100,000, and $950,000 notes payable.










The accompanying notes are an integral part of the consolidated financial statement.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



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

         Prior Year
         ----------
         The financial statements for the prior year have been restated to conform with current year presentation.

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

             www.virtualhrcenter.com              www.mycareerdirection.com
             www.positivestep.com                 www.careerdirection.com

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         Fair Value of Financial Instruments
         -----------------------------------
         The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of June 30, 2002.

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

         The shares used in the computation of loss per share, are as follows:

                                                       June 30,
                                               ------------------------
                                                  2002          2001
                                               ----------    ----------
            Basic and diluted                  11,019,000    10,265,000
                                               ==========    ==========

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income
         --------------------
         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2002 the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002



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

         The balance due from factor at June 30, 2002 was $0.

         The accounts receivable and substantially all of the company's assets are pledged as collateral security to the factor.


NOTE 3 - RELATED PARTY TRANSACTIONS

         As of June 30, 2002 and December 31, 2001 the Company has a payable due to officers totaling $37,763 and $49,506, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") and Paul Nolan for various expenses. These advances bear interest at the rate of 8% per annum, with interest only payable in monthly installments until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full.


NOTE 4 - INTANGIBLES

         Intangible assets consist of the following

                                                 June  30,       December 31,
                                                   2002             2001
                                                -----------      -----------
         Goodwill                               $         0      $ 1,462,096
         Copyrights                                  18,743           18,743
                                                -----------      -----------
                                                     18,743        1,480,839
         Less:  accumulated amortization             10,534          108,273
                                                -----------      -----------
                                                $     8,209      $ 1,372,566
                                                ===========      ===========


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

                Pursuant to the Career Direction Agreement, the Career Direction Sellers will receive, in exchange for all the capital stock of Career Direction, the following:

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



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


         a)     Career Direction, Inc. (continued)
                ----------------------------------

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002


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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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

                      The purchase price for the above acquisitions has been allocated as follows:

                                            Career       Personal     L and D
                                           Direction     Profiles      Moran
                                              Inc.         Inc.         Inc.
                                           ----------   ----------   ----------

                  Cash                     $   12,649   $        -   $    9,670
                  Accounts receivable          93,526       46,900       98,271
                  Other assets                      -          317        1,948
                  Goodwill                  2,007,133      501,951      960,685
                  Accounts payable
                   and other current
                   liabilities               (113,308)     (49,168)     (20,574)
                                           ----------   ----------   ----------
                                           $2,000,000   $  500,000   $1,050,000
                                           ==========   ==========   ==========

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                     June 30,       December
                                                      2002          31, 2001
                                                    ---------       ---------

          Machinery and Equipment                   $  78,617       $  87,107
          Furniture and Fixtures                       14,266          12,260
                                                    ---------       ---------
                                                       92,883          99,367
          Less:  Accumulated Depreciation             (52,128)        (44,659)
                                                    ---------       ---------
          Property and Equipment, net               $  40,755       $  54,708
                                                    =========       =========

          Depreciation expense for the period ended June 30, 2002 was $8,205.


NOTE 7 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                 June 30,       December
                                                                   2002         31, 2001
                                                                ----------      ---------
         a)     First Savings Bank - Interest rate 8.4% -
                  Due on March 25, 2003                         $  109,932      $ 109,932

         b)      Joe & Karen Loyd                                  206,000        210,000

                Various Notes Payable - Interest rate 8% -
                  Due at various dates to 2002                     142,694        142,694
                                                                 ---------      ---------
                                                                   458,626        462,626
                Less:  Current Portion                            (388,626)      (392,626)
                                                                 ---------      ---------
                Long-Term Portion                                $  70,000      $  70,000
                                                                 =========      =========

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


NOTE 7 - NOTES PAYABLE (Continued)

         b) Note payable to former employees in the amount of $250,000 payable in 25 monthly equal installments of $10,000 without interest. At June 30, 2002, the company was in default of this note.


NOTE 8 - CONVERTIBLE NOTES PAYABLE

         Convertible notes payable consist of the following at:

                                                          June 30,      December 31,
                                                            2002           2001
                                                        -----------     -----------
         a)   Selling of Career Direction, Inc.         $   350,000     $   450,000
         b)   Selling of Personnel Profiles, Inc.                -          437,500
         c)   Selling of L & R Moran, Inc.                       -          950,000
                                                        -----------     -----------
                                                            350,000       1,837,500
              Less:  Current Portion                        150,000       1,587,000
                                                        -----------     -----------
              Long-Term Portion                         $   200,000     $   250,000
                                                        ===========     ===========

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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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

         Pursuant to a Secured Convertible Debenture Purchase Agreement dated as of May 8, 2002, AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore Ltd. purchased an aggregate principal amount of $300,000 of Achievement Tec's 10% Secured Convertible Debentures, due May 8, 2003 (the "Second Debentures"), and agreed to purchase an additional $200,000 of the debentures no later than the fifth day following the date of a Prospectus.

         The holder may at any time convert all or any portion of the outstanding balance of the Note, including at its option, accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $0.05 per share, adjusted for stock splits and reverse stock splits, and (ii) 50% of the average of the lowest three inter-day trading prices of the Company's common stock during the twenty days immediately preceding the applicable conversion date. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $300,000. This amount has been charged to interest expense.


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

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


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

         The Company entered into an operating lease expiring February 28,2004 for office space located in New York, New York. Minimum monthly payments under the lease total $1,450.

         Career Direction leased office space under an operating lease expiring January 31, 2003. Minimum monthly payments under the lease total $1,745.

         L&R Moran leased office space under an operating lease expiring May 31, 2003. Minimum monthly payments under the lease total $3,297.

         Rent expense under operating leases for the period ended June 31, 2002 was approximately $ 47,603.


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

 OVERALL OPERATIONS
 ------------------

The second quarter of 2002 saw the continued focus of the company to return to its core business of testing. The company had disposed of two divisions in the first quarter because the two operations failed to meet management's requirements for profitability, and were subsequently spun off effective January 1, 2002.

Management continued the cost reduction measures implemented in earlier periods to return the Company to profitability. These efforts resulted in reduced operating expenses in the first and second quarters of 2002.


 RESULTS OF OPERATIONS
 ---------------------

For the quarter ended June 30, 2002, the Company recorded an operating loss of $125,395. The net loss for the period of $ 471,230 or .04 per share. For the six month period ended June 30, 2002, the Company recorded an operating loss of $203,259. The net loss for the period of $600,946 or .05 per share.


 TOTAL REVENUE
 -------------

Total revenue for the quarter ending June 30, 2002 was $236,288 compared to $889,265 for the quarter ending June 30, 2001. Total revenue for the six month period ending June 30, 2002 was $539,374 compared to $1,877,432 for the six month period ending June 30, 2001. The decrease can be attributed to the sale of Personnel Profiles and L&R Moran and the slowing economy. The second quarter continued the trend of dramatic downsizing as companies continued to layoff workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions. Thus, the Company's revenues continued to decline in the second quarter.

 SELLING, GENERAL AND ADMINSTRATIVE EXPENSES
 -------------------------------------------

Selling, General and Administrative expenses for the quarter ending June 30, 2002 totaled $ 356,591 compared to $1,162,833 for the quarter ending June 30, 2001. Selling, General and Administrative expenses for the six month period ending June 30, 2002 totaled $ 728,799 compared to $2,225,016. This decrease is attributed to sale of Personnel Profiles and L&R Moran and to reduce payroll cost and general cost savings by the company implemented in the last six months of 2001.


 EXTRAORDINARY ITEMS
 -------------------

This Item is not applicable to the Company


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

The Company's cash and cash equivalents as of June 30, 2002 was $0.


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

Achievement Tec Holdings, Inc.

BY:     \s\ Milton S. Cotter
        -------------------------------
NAME:   Milton S. Cotter
TITLE:  President and Chief Executive Officer


Dated: September 23, 2002

                                 CERTIFICATIONS

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Milton S. Cotter, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Achievement Tec Holdings, Inc. ("Achievement");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Achievement as of, and for, the periods presented in this quarterly report.


Date: September 24, 2002              /s/Milton S. Cotter
                                      ---------------------------
                                      Milton S. Cotter
                                      President and Chief Executive
                                      Officer and Chief Financial Officer





                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-QSB of Achievement Tec Holdings. Inc. ("Achievement"), I, Milton S. Cotter, President, Chief Executive Officer and Chief Financial Officer of Achievement, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Achievement.


Date: September 24, 2002              /s/Milton S. Cotter
                                      ---------------------------
                                      Milton S. Cotter
                                      President and Chief Executive
                                      Officer and Chief Financial Officer