Form 10QSB
period 2002-09-30
ACHIEVEMENT TEC HOLDINGS INC
filed 2003-09-12
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2002

                         Commission File Number 0-23737

                         ACHIEVEMENT TEC HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        82-0290939
        --------                                        ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                711 South Columbus Avenue, Mount Vernon, NY 10550
               (Address of principal executive offices) (Zip Code)

                                 (914) 699-5190
                         (Registrant's telephone number)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No [ ]

     As of August 31, 2003, there were 48,391,966 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                Condensed Consolidated Balance Sheet as of September 30,
                  2002 (UNAUDITED)

                Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001 (UNAUDITED)

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (UNAUDITED)
                Notes to Unaudited Condensed Consolidated Financial
                  Statements as of September 30, 2002 (UNAUDITED)

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

ITEM 3.         CONTROLS AND PROCEDURES

                            PART II-OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.         OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)

ASSETS
Current assets
 Accounts receivable, net of allowance for doubtful accounts of $0 and $35,469 .......................   $    59,785
                                                                                                          -----------
Total Current Assets .................................................................................        59,785
PROPERTY & EQUIPMENT - NET OF ACCUMULATED DEPRECIATION OF $56,612.....................................        36,113
GOODWILL AND INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $15,960 .................................         2,784
DEBT ISSUANCE COSTS, NET OF ACCUMULATED AMORTIZATION OF $54,657.......................................        32,793
OTHER ASSETS .........................................................................................         3,679
                                                                                                         -----------
TOTAL ASSETS .........................................................................................   $   135,154
                                                                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Bank overdraft ......................................................................................   $    24,115
 Accounts payable and accrued expenses ...............................................................       460,579
 Payroll taxes payable ...............................................................................       166,027
 Convertible notes payable - current .................................................................       300,000
 Notes payable - current .............................................................................       458,626
                                                                                                         -----------
     Total Current Liabilities .......................................................................     1,409,347

Due to officer .......................................................................................        33,413
Convertible debentures ...............................................................................     1,717,949
Convertible notes payable ............................................................................        50,000
                                                                                                         -----------

TOTAL LIABILITIES ....................................................................................     3,210,709
                                                                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding .........             -
 Common stock, $.001 par value, 50,000,000 shares authorized, 10,320,039 shares issued and outstanding        10,320
 Additional paid in capital ..........................................................................     2,594,679
 Accumulated deficit .................................................................................    (5,680,554)
                                                                                                         -----------
     Total Stockholders' Deficiency ..................................................................    (3,075,555)
                                                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .......................................................   $   135,154
                                                                                                         ===========

      See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three   For the Three   For the Nine    For the Nine
                                                                     Months Ended    Months Ended    Months Ended    Months Ended
                                                                    September 30,   September 30,   September 30,   September 30,
                                                                         2002            2001            2002            2001
                                                                     -------------   -------------   -------------   -------------
REVENUE ..........................................................   $    261,782    $    817,706    $    801,156    $  2,696,898

COST OF REVENUE ..................................................              -               -               -               -
                                                                     -------------   -------------   -------------   -------------

GROSS PROFIT .....................................................        261,782         817,706         801,156       2,696,898
                                                                     -------------   -------------   -------------   -------------

OPERATING EXPENSES
 Selling, general and administrative expense .....................        233,768       1,045,723         968,196       3,393,176
 Depreciation and amortization expense ...........................         10,068          64,590          18,273         198,745
                                                                     -------------   -------------   -------------   -------------
       Total Operating Expenses ..................................        243,836       1,110,313         986,469       3,591,921
                                                                     -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS ....................................         17,946        (292,607)       (185,313)       (895,023)

OTHER INCOME (EXPENSE)
 Interest income .................................................              -               -               -             147
 Interest expense ................................................        (76,376)        (26,826)       (474,063)        (82,963)
                                                                     -------------   -------------   -------------   -------------

       Total Other Income (Expense) ..............................        (76,376)        (26,826)       (474,063)        (82,816)
                                                                     -------------   -------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES ...........................        (58,430)       (319,433)       (659,376)       (977,839)

PROVISION FOR INCOME TAXES .......................................              -               -               -               -
                                                                     -------------   -------------   -------------   -------------

NET LOSS .........................................................   $    (58,430)   $   (319,433)   $   (659,376)   $   (977,839)

                                                                     =============    ============    ============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED ....................   $      (0.01)   $      (0.03)   $      (0.06)   $      (0.08)
                                                                     =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED ......................................     10,320,039      10,226,393      10,320,039       9,674,734
                                                                     =============   =============   =============   =============

      See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Nine            For the Nine
                                                                                       Months Ended            Months Ended
                                                                                     September 30, 2002      September 30, 2001
                                                                                     -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $         (659,376)     $         (977,839)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                  11,953                  10,294
  Amortization of goodwill and intangibles                                                        5,737                 188,451
  Beneficial conversion expense                                                                 300,000                       -
  Bad debt expense                                                                                    -                     560
 Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                                                             7,240                (114,961)
  Due from factor                                                                                   309                       -
  Other assets                                                                                    1,234                  (7,943)
  Increase (decrease) in:
  Payroll taxes payable                                                                          25,484                       -
  Accounts payable and accrued expenses                                                        (128,274)                471,043
                                                                                     -------------------     -------------------
         Net Cash Used In Operating Activities                                                 (435,693)               (430,395)
                                                                                     -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in property and equipment                                                                   -                  (8,560)
 Disposition of assets and liabilities                                                          151,702                       -
                                                                                     -------------------     -------------------
         Net Cash From (Used In) Investing Activities                                           151,702                  (8,560)
                                                                                     -------------------     -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt issue cost                                                                                      -                 (47,965)
 Increase (decrease) in bank overdraft                                                            4,084                   5,343
 Proceeds from sale of common stock                                                                   -                 430,885
 Proceeds from issuance of debentures                                                           300,000                       -
 Repayment of notes payable                                                                      (4,000)                (41,207)
 Decrease in due to officer                                                                     (16,093)                103,429
                                                                                     -------------------     -------------------
         Net Cash Provided By Financing Activities                                              283,991                 450,485
                                                                                     -------------------     -------------------


NET INCREASE IN CASH                                                                                  -                  11,530

CASH - BEGINNING OF PERIOD                                                                            -                       -
                                                                                     -------------------     -------------------

CASH - END OF PERIOD                                                                 $                -      $           11,530
                                                                                     ===================     ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest expense                                       $           97,687      $           82,963
                                                                                     ===================     ===================

      See accompanying notes to condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2001, the Company issued stock for professional services valued at $93,750.

The Company acquired all the assets and liabilities of Career Direction, Inc. on January 1, 2001, for 200,000 shares of its common stock valued at $1,200,000 and the issuance of a $800,000 note payable.

The Company acquired all the assets and liabilities of Personnel Profiles, Inc. on January 1, 2001, for a $500,000 convertible note payable of which $62,500 was converted into 62,500 shared of common stock. In January 2002 this acquisition agreement was rescinded and all assets, liabilities and common stock were returned to their original owners (See Note 3).

The Company acquired all the assets and liabilities of L+R Moran, Inc. on January 1, 2001, for 50,000 shares of its common stock valued at $100,000, and $950,000 convertible note payable, of which $62,500 was converted into 62,500 shares of common stock. In January 2002, this acquisition agreement was rescinded and all assets, liabilities and common stock were returned to their original owners (See Note 3). The convertible notes payable in the amount of $437,500 and $950,000 were rescinded, accounts payable and accrued expenses of $142,485, cash of $4,059, other assets of $5,562, net property and equipment of $6,382 and 112,500 shares of common stock valued at $22,500 was returned to their original owners.

During the nine months ended September 30, 2001, the Company acquired 586,375 shares of treasury stock aggregating $837,930 in exchange for convertible debentures.

During the nine months ended September 30, 2002, the Company issued 100,000 shares of common stock for the conversion of $100,000 in convertible notes payable to Career Directions, Inc.

During the nine months ended September 30, 2002, the Company issued 416,666 shares of common stock for the conversion of $25,000 in convertible debentures.

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-KSB.

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.


NOTE 2     PRINCIPLES OF CONSOLIDATION

          The accompanying condensed consolidated financial statements include the accounts of Achievement Tec Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3    ACQUISITIONS

          During 2001, the Company acquired the capital stock of two corporations, Career Direction, Inc., and Personnel Profiles, Inc., and purchased the assets of L+R Moran, Inc. These acquisitions have been recorded as purchases.

          (A) Career Direction, Inc.

          As of January 1, 2001, the Company and the Career Directions' Sellers entered into a Purchase and Sale Agreement (the "Career Direction Agreement"), whereby the Company agreed to purchase all the outstanding capital stock of Career Direction, Inc., a Texas corporation ("Career Direction") from the Career Direction Sellers.

          Pursuant to the Career Direction Agreement, the Career Directions' Sellers received, in exchange for all the capital stock of Career Direction, 200,000 shares of common stock of the Company having a fair market value of $1,200,000 and a convertible note payable in the
          amount  of  $800,000.   (See  Note  4  for  the   rescission  of  this
          transaction).

          (B) Personnel Profiles, Inc.

          As of January 1, 2001, the Company and the Trustee of a Charitable Remainder Trust (the "Personnel Profiles Seller"), entered into a Purchase and Sale Agreement (the "Personnel Profiles Agreement"), whereby the

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001

          Company agreed to purchase all the outstanding capital stock of Personnel Profiles, Inc., a Ohio corporation ("Personnel Profiles") from the Personnel Profiles Seller.

          Pursuant to the Personnel Profiles Agreement, the Personnel Profiles' Seller received, in exchange for all the capital stock of Personnel Profiles, a $500,000 convertible note payable at the rate of $62,500 at the end of each calendar quarter beginning March 31, 2001 and continuing thereafter until paid in full on December 31, 2002. At the Personnel Profiles Seller's election, any $62,500 payment could be converted into 62,500 shares of Company common stock. (See Note 4 for the rescission of this transaction).

          (C) L+ R Moran, Inc.

          As of January 1, 2001, the Company, and L+R Moran, Inc., a Texas corporation ("L+R Moran") entered into a Purchase and Sale Agreement (the "L+R Moran Agreement"), whereby the Company agreed to purchase the assets of L+R Moran.

          Pursuant to the L+R Moran Agreement, L+R Moran received $1,050,000 comprised of 50,000 shares of common stock of the Company having a value of $100,000 and a $950,000 convertible note payable in exchange for its assets.

          The purchase price for the above acquisitions had been allocated as follows:

                                                      Career Directions,          Personnel               L+R
                                                             Inc.              Profiles, Inc.         Moran, Inc.
                                                     --------------------    -----------------     -----------------
       Cash                                          $            12,649      $              -      $         9,670
       Accounts receivable                                        93,526                46,900               98,271
       Other assets                                                    -                   317                1,948
       Goodwill                                                2,007,133               501,951              960,685
       Accounts payable and other current
        liabilities                                             (113,308)              (49,168)             (20,574)
                                                     --------------------    ------------------    -----------------

       Purchase price                                $         2,000,000      $        500,000      $     1,050,000
                                                     ====================    ==================    =================

       (See Note 4 for rescission of this agreement)

NOTE 4    RESCISSIONS

          As of January 1, 2001, the Company completed acquisitions of the background verification, wholesale independent consultant and job fair businesses. The background verification business (L+R Moran) and wholesale independent consultant and job fair businesses (Personnel Profiles) were not profitable and were returned to their former owners under rescission agreements as described below:

          Personnel Profiles, Inc. - On January 1, 2002, the Company entered into an agreement whereby the Purchase and Sale Agreement by and between the company and the Trustee of a Charitable Remainder Trust dated January 1, 2001, and all related agreements, were rescinded. The Company transferred all the outstanding capital stock, assets and liabilities of Personnel Profiles, Inc. in exchange for the termination of the Purchase and Sale Agreement and related agreements and the cancellation of 62,500 shares of common stock previously issued.

          As of January 1, 2002, the Company and the Trustee of a Charitable Remainder Trust ("Nolan") entered into a Rescission, Final Release and Settlement Agreement (the "Personnel Profile Rescission Agreement"), whereby the Company and trustee agreed to rescind the Purchase and Sale Agreement between the parties,

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001

          thereby releasing the Company and the trustee from any and all obligations incurred by each party as a result of the Agreement.

          Pursuant to the Personnel Profile Rescission Agreement, each of the parties acknowledges that the Personnel Profiles Agreement dated January 1, 2001 is terminated along with all related agreements or instruments in all respects, including but not limited to contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the Personnel Profiles Agreement. Further, the Company agrees to defend, indemnify and hold harmless the Trustee and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the Release and Settlement Agreement.

          L+R Moran, Inc. - On January 1, 2002, the Company entered into an agreement whereby the Purchase and Sale Agreement by and between the company and L+R Moran, Inc. dated December 14, 2000, and all related agreements, was rescinded. The company transferred all the assets and liabilities of L+R Moran, Inc. in exchange for the termination of the Purchase and Sale Agreement and related agreements and the cancellation of 50,000 shares of common stock previously issued.

          As of January 1, 2002, the Company and L+R Moran entered into a Rescission, Final Release and Settlement Agreement, (the "L+R Rescission Agreement") whereby the Company and L+R Moran agreed to rescind the Purchase and Sale Agreement as described in above thereby releasing the Company and L+R Moran from any and all obligations incurred by each party as a result of the agreement.

          Pursuant to the L+R Rescission Agreement, each of the parties acknowledges that the L+R Moran Agreement is terminated along with all related agreements or instruments in all respects, including but not limited to contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the L+R Moran Agreement. Further, the Company agrees to defend, indemnify and hold harmless L+R Moran and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the L+R Rescission Agreement.

          The operations of L+R Moran and Personnel Profiles are included in the statement of operations in the 2001 consolidated financial statements. The financial statements also reflect an addition to treasury stock of $22,500 (representing 112,500 shares) and an addition to paid-in capital in the amount of $174,202 in 2002, which represents the return of the common stock issued in the acquisitions and the excess of liabilities over the assets cancelled in such rescissions.

          Information   relating  to  the  L+R  Moran  and  Personnel   Profiles
          operations as of and for the nine months ended September 30, 2002 and 2001 is as follows:

                                                                              2002                      2001
                                                                     ------------------       -------------------
       Revenues                                                      $               -        $          874,004
        Costs and expenses                                           $               -        $          862,327
                                                                     ------------------       -------------------
            Net Income                                               $               -        $           11,677
                                                                     ==================       ===================
       Assets
        Current assets                                               $               -        $            7,215
        Depreciable assets, net                                                      -                     8,382

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001


        Goodwill                                                                     -                 3,296,280
                                                                     ------------------       -------------------
            Total Assets                                             $               -        $        3,311,877
                                                                     ==================       ===================
       Liabilities
        Current liabilities                                          $               -        $         106,864
        Convertible Notes Payable                                                    -                1,387,500
                                                                     ------------------       -------------------
            Total Liabilities                                        $               -        $       1,494,364
                                                                     ==================       ===================

NOTE 5 GOODWILL AND INTANGIBLES

       Goodwill

          The changes in the carrying amount of goodwill for the periods ended September 30, 2002 and 2001 are as follows under the Career Fair segment:

           Balance, December 31, 2000                                                             $               -
           Acquisitions                                                                                   3,469,229
           Goodwill impairment                                                                           (1,873,324)
           Amortization                                                                                    (231,860)
                                                                                                 -------------------
           Balance, September 30, 2001                                                                    1,364,045
           Deleted upon rescission of acquisitions (See Note 4)                                          (1,364,045)
                                                                                                 -------------------
       Balance, September 30, 2002                                                                $               -
                                                                                                 ===================

          Effective January 1, 2002, and pursuant to the Rescission and Settlement Agreements entered into between the Company and Personnel Profiles, Inc. and L+R Moran, the Company eliminated all goodwill associated with the acquisition of the above companies (See Notes 3 and 4).

       Intangibles

          Intangibles consisted of copyrights as of September 30, 2002 as follows:

          Balance, December 31, 2001, net                                                         $           8,521
          Amortization                                                                                       (5,737)
                                                                                                 -------------------
          Balance, September 30, 2002                                                             $           2,784
                                                                                                 ===================

          Amortization expense for the nine months ended September 30, 2002 and 2001 was approximately $5,000 and $238,000 respectively.

NOTE 6 CONVERTIBLE NOTES PAYABLE

          Convertible notes payable as of September 30, 2002 consisted of the following:

          Career Direction, Inc.                                                                  $         350,000
          Personnel Profiles, Inc.                                                                                -
          L+R Moran, Inc.                                                                                         -
                                                                                                  ------------------
                                                                                                            350,000
          Less: current portion                                                                             300,000
                                                                                                  ------------------
          Long-term portion                                                                       $          50,000
                                                                                                  ==================

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001


NOTE 7    CONVERTIBLE DEBENTURES

          On June 29, 2001 and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, due June 29, 2003 and August 13, 2003, respectively. The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

          The holder at its option may at any time convert all or any portion of the outstanding balance of the debenture, including accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $0.85 per share, adjusted for stock splits and reverse stock splits, and (ii) 60% of the average of the lowest three inter-day trading prices of the Company's common stock during the twenty days immediately preceding the applicable conversion date. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $500,000. This amount has been charged to interest expense in the December 31, 2001 financial statements.

          On May 8, 2002, the Company entered into secured convertible debentures purchase agreements with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd., whom are all stockholders of the Company, whereby the Company sold $300,000 of one year 10% Secured Convertible Debentures due May 8, 2003, convertible into shares of the Company's common stock. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the three day lowest bid price during the twenty trading days immediately preceding the applicable conversion date.

          The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $300,000, was recorded as an interest expense and a component of equity on the issuance date during the nine months ended September 30, 2002.

          During the nine months ended September 30, 2002, the Company issued 416,666 shares of common stock to an affiliate of AJW Partners, LLC and New Millennium Capital Partners II, LLC in satisfaction of $25,000 of convertible debentures.

NOTE 8    RELATED PARTY TRANSACTIONS

          As of September 30, 2002, the Company has a payable due to officers of $33,413. This amount represents advances made to the Company for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full. Included in the September 30, 2002 payable, the Company owed $9,000 to a former officer and director for advances made to the Company. This advance is non-interest bearing, unsecured and has no fixed date for repayment.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001


NOTE 9    STOCK OPTION PLAN

          On January 1, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Option Plan"), initially reserving an aggregate of 800,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options"), which may be granted to employees, officers, directors of and consultants to the Company. The Company granted 300,000 Options as of December 31, 2001, which expire January 1, 2006.

          The Options were issued with an exercise price less than the fair value of the stock on the date of grant. Accordingly, the Company recorded $326,000 of deferred compensation expense upon issuance, which was to be charged to expense over the service period, and $163,000 of compensation expenses related to these Options was recorded in the statement of operations for 2001.

          Effective January 2002, the Company terminated its 2001 Option Plan pursuant to its 2002 Rescission Agreements and cancelled all of its remaining outstanding stock options. Consequently, as of September 30, 2002, the Company has no stock options outstanding. The Company recorded the termination of the 2001 Option Plan and cancellation of all outstanding Options by reversing $326,000 of deferred compensation expense against additional paid-in capital in the stockholders' deficiency section of the balance sheet.

NOTE 10   COMMITMENTS AND CONTINGENCIES

          (A) Legal Matters

          The Point Group vs. Career Direction, Inc. Case No. 01-02421-G in District Court, Dallas County, Texas. This is a case against Career Direction, Inc., a Texas corporation that is a wholly owned subsidiary of Achievement Tec Holdings, Inc. The case involves disputed claims over advertising charges in various newspapers around the country for career fairs. The Point Group has recovered an interlocutory summary judgment for an undisputed amount of $81,000.00 against Career Direction, Inc., but the case has not proceeded to trial judgment at the present time.

          Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395th
          Judicial District, Case No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment, which, if entered, would permit them to compete in the career fair business, which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement, which would prevent them from entering a competing business. It is anticipated that they will make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., has counterclaims against the Loyd's, which will be filed in the pending suit.

NOTE 11  FINANCIAL INFORMATION RELATING TO SEGMENTS

          The Company's operating activities can be divided into two major segments - career fairs and hiring solutions. Segment information as of and for the nine months ended September 30, 2002 and 2001 is as follows:

                                                                            2002                     2001
                                                                      ------------------      -------------------
          Segment Revenue:
          Career fairs                                                $               -       $        1,216,221
          Hiring solutions                                                      801,156                1,480,677
                                                                      ------------------      -------------------
                                                                      $         801,156       $        2,696,898
                                                                      ==================      ===================


                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001
                                                                               2002                     2001
                                                                      ------------------      -------------------
          Segment Loss Before Income Taxes:
          Career fairs                                                $               -       $         (168,429)
          Hiring solutions                                                     (659,376)                (809,410)
                                                                      ------------------      -------------------
                                                                      $        (659,376)      $         (977,839)
                                                                      ==================      ===================
          Segment Assets:
          Career fairs                                                $               -       $        3,311,877
          Hiring solutions                                                      135,154                  389,165
                                                                      ------------------      -------------------
                                                                      $         135,154       $        3,701,042
                                                                      ==================      ===================

NOTE 12   SUBSEQUENT EVENTS

          On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, Achievement Tec acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by Achievement Tec of approximately 43 million shares of its common stock to the holders of ClickableOil.com, Inc. The new shares constitute approximately 90 percent of the outstanding shares of Achievement Tec, which intends to change its name to ClickableOil.com, Inc. ClickableOil.com, Inc.'s founders have been appointed the Company's President, Chief Operating Officer and Secretary, respectively, and all have been duly appointed directors. The Company's chief executive officer prior to the merger has remained under a six-month employment agreement. Other individuals have resigned as directors of the Company, effective June 6, 2003.

          Coincident with the ClickableOil Merger transaction, the Company sold $800,000 of 10% one-year secured convertible debentures due June 6, 2004 to AJW Partners, LLC and its related funds (collectively the "Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004, (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

          Immediately after the ClickableOil Merger transaction, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement Tec, Inc and Career Direction, Inc in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Buyers. The Company subsequently retired these shares. In connection with the sale, the Company transferred all of its assets and was relieved of approximately $1,300,000 of liabilities.

NOTE 13   GOING CONCERN

          The Company's consolidated financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $659,376 and a negative cash flow from operations of $435,693 for the nine months ended September 30, 2002 and a working capital deficiency of $1,349,562 and stockholders' deficiency of $3,075,555 as of September 30, 2002. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2002 AND 2001




          Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the December 31, 2002 audited financial statements and notes thereto included in the Company's Form 10-KSB.

          Financial Condition

          We had net losses of $659,376 and $977,839 during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, we had a cash overdraft of $24,115 and current liabilities of $1,409,347. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Comparison Of The Three Months Ended September 30, 2002 To The Three Months Ended September 30, 2001

          Overall Results Of Operations

          For the three months ended September 30, 2002, the Company incurred an overall net loss of ($58,430) or ($.01) per share, as compared to an overall net loss of ($319,433) or ($.03) per share, for the comparative three months ended September 30, 2001. The overall net loss for the three months ended September 30, 2002 was 82% less than the net loss for the three months ended September 30, 2001.

          Revenue

          Total revenue for the three months ended September 30, 2002 was $261,782 compared to $817,706 for the three months ended September 30, 2001. The total decrease of $555,924 can be attributed principally to the sale, as of January 1, 2002, of Personnel Profiles and L+R Moran as well as to the continued economic sluggishness which lead to 6% decrease in revenue from our employee testing and applicant selection services.

          Operating Expenses

          Total selling, general and administrative expenses decreased $866,477 or 78% from the comparative three month period ended September 30, 2001 due to the sale of Personnel Profiles and L+R Moran as of January 1, 2002, and to the Company's curtailment of its operations which included cost reduction efforts taken with respect to the employee testing and applicant selection services.

          Other Income (Expense)

          Interest expense increased to $76,376 from $26,826, or $49,550 for the three months ended September 30, 2002 vs. the three months ended September 30, 2001, due principally to a greater amount of total debt outstanding in the current period compared to the earlier period.

          Comparison Of The Nine Months Ended September 30, 2002 To The Nine Months Ended September 30, 2001

          Overall Results Of Operations

          For the nine months ended September 30, 2002, the Company incurred an overall net loss of ($659,376) or ($.06) per share, as compared to an overall net loss of ($977,839) or ($.08) per share, for the comparative nine months ended September 30, 2001. The overall net loss for the nine months ended September 30, 2002 was 33% less than the net loss for the nine months ended September 30, 2001.

          Revenue

          Total revenue for the nine months ended September 30, 2002 was $801,156 compared to $2,696,898 for the nine months ended September 30, 2001. The total decrease of $1,895,742 can be attributed principally to the sale, as of January 1, 2002, of Personnel Profiles and L+R Moran, as well as to the effects of the economy which continued to slow, thereby leading to a 10% decrease in revenue from our employee testing and applicant selection services. During the nine months ended September 30, 2002, the trend of dramatic downsizing continued as companies laid off additional workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions

          Operating Expenses

          Operating expenses for the nine months ended September 30, 2002, were $986,469 and represent a $2,605,452 or 73% decrease in operating expenses of $3,591,921 for the comparative period ended September 30, 2001. Included in operating expenses for both periods are $18,273 and $198,745 respectively, of non-cash charges for depreciation of our office property and equipment and amortization of goodwill associated with the acquisition of Personnel Profiles and L+R Moran in January 2001 for the nine months ended September 30, 2001. Because we disposed of Personnel Profiles and L+R Moran on January 1, 2002, no such amortization charge was incurred for the comparative nine-month period ended September 30, 2002.

          Total selling, general and administrative expenses for the nine months ended September 30, 2002 and September 30, 2001 decreased to $968,196 from $3,393,176, respectively, or $2,424,980, which represents a 71% decline from 2001 to 2002. The decrease in the current year can be attributed principally to the sale of Personnel Profiles and L+R Moran and to a lesser extent to cost reduction efforts taken with respect to the employee testing and applicant selection services.

          Depreciation and amortization expense for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 decreased by $180,472 due to the sale of Personnel Profiles and L+R Moran on January 1, 2002.

          Other Income (Expense)

          Interest expense incurred for the nine months ended September 30, 2002 was $474,063 and was principally attributable to a charge of $300,000 relating to intrinsic interest of the beneficial conversion feature of convertible debentures issued in May 2002 as well as interest on outstanding convertible debentures as of September 30, 2002. Interest for the comparative period ended September 30, 2001 was $82,963.


          Significant Accounting Policies

          Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial
          Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangement, contractual obligations and commercial commitments.

          Long-Lived Assets

          The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

          Excess of Cost Over Net Assets Acquired

          In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Aquired." The fair value assigned to intangible assets acquired is based on valuations using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

          Revenue Recognition

          Revenue from website software sales is recognized upon usage of the website software by the customer. The company sells access to the website as is and does not offer any post sale customer support. Revenue from job fairs, drug testing and background checks are recognized as earned based upon the accrual method of accounting.

          Offering Costs

          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

          Debt Issuance Costs

          Debt issue costs represent various commissions, legal and other expenses associated with the issuance of the secured debentures. These cost are being amortized on a straight-line basis over the term of the debenture.

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

          New Accounting Pronouncements

          In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          The Company does not believe the adoption of these standards will have a material impact to the financial statements.

          LIQUIDITY AND CAPITAL RESOURCES

          Overview

          As of September 30, 2002, we had a cash overdraft of $24,115. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

          The report of the independent certified public accountants on our financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $3,075,555. However, we believe that by concentrating on our core business of applicant and employee testing under our revised business model, as well as by seeking acquisitions of profitable businesses, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. Further, as described in Footnote 8 in the accompanying financial statements, the due date for convertible debentures in the amount of $1,717,949 was extended from May 8, 2003 and June 19, 2003 to June 6, 2004. However, at September 30, 2002 we had $1,409,347 of current liabilities, and there can be no assurances that the Company will be successful in developing its business model and achieving a profitable level of operations sufficient to meet its cash needs.

          We anticipate that over the next 12 months we will need additional financing for the repayment of outstanding obligations in the amount of $1,409,347. These obligations include outstanding notes payable in the amount of $458,626, convertible notes in the amount of $300,000, as well as a bank overdraft, accounts payable and accrued expenses in the amount of $650,721. As of September 30, 2002, we had a working capital deficiency of $1,349,562.

          The Company has total liabilities and contractual obligations of $3,210,709 as of September 30, 2002. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                Payments Due by Period
Contractual Obligations                 Total          1 Year or Less      2-3 Years      4-5 Years       After 5 Years
                                      -------------    -------------   -------------     -------------    -------------
Note Payable                          $    458,626     $    458,626    $          -      $          -     $          -
Convertible Notes                          350,000          300,000          50,000                 -                -
Convertible Debentures                   1,717,949                -       1,717,949                 -                -
Bank Overdraft, Accounts Payable
  and Accrued Expenses                     650,721          650,721               -                 -                -
Due to Officers                             33,413                -          33,413                 -                -
                                      =============    =============   =============     =============    =============
Total Contractual Obligations         $  3,210,709     $  1,409,347    $  1,801,362      $          -     $          -
                                      =============    =============   =============     =============    =============

          The inability to obtain additional funding will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.

          Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2002.

          Net Cash Used In Operating Activities

          Net cash used in operating activities was $435,693 and $430,395 for the nine months ended September 30, 2002 and 2002, respectively. The use of cash by operating activities in 2002 was principally the result of a net loss of $659,376, offset by non-cash expenses of $317,690. The use of cash by operating activities in 2001 was principally the result of a net loss of $977,839, offset by non-cash expenses of $199,305 and cash provided by working capital changes of $348,139.

          Net Cash Provided By (Used In) Investing Activities

          Cash of $151,702 during the nine months ended September 30, 2002 was provided in connection with the disposition of the stock and assets of Personnel Profiles and L+R Moran, respectively. For the nine months ended September 30, 2001, cash of $8,560 was used to purchase equipment.

          Net Cash Provided By Financing Activities

          Net cash provided by financing activities for the nine months ended September 30, 2002 was $283,991 and was due principally to the net proceeds received from the sale of additional 10% convertible debentures in May 2002 in the amount of $300,000, less debt repayments. Net cash provided by financing activities for the nine months ended September 30, 2001 was $450,485 and was due principally to the issuance of convertible debentures.

          Price Range of Common Stock

          Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") Pink Sheets under the symbol "ACHT.PK". As of July 31, 2003, there were approximately 288 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the Common Stock on the Pink Sheets on August 31, 2003 was $.15. As of August 31, 2003, 48,391,966 shares of Common Stock were issued and outstanding.

          The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the Common Stock for the last two years:

                          Period                              High       Low
                          ------                              ----       ----
                          2001
                          First Quarter                       $4.000     $2.200
                          Second Quarter                      $3.500     $2.000
                          Third Quarter                       $1.600     $0.300
                          Fourth Quarter                      $0.500     $0.200

                          2002
                          First Quarter                       $0.200     $0.200
                          Second Quarter                      $0.400     $0.080
                          Third Quarter                       $0.250     $0.010
                          Fourth Quarter                      $0.030     $0.001



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

          SUBSEQUENT EVENTS

          On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company ("Subsidiary"), ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island, Michael J. Connor, The James

          Group, and DGN Holdings, LLC. Under the terms of the agreement, Achievement TEC acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by Achievement TEC of approximately 43 million shares of its common stock to the holders of ClickableOil. The new shares constitute approximately 90 percent of the outstanding shares of Achievement TEC, which intends to change its name to ClickableOil.com, Inc. ClickableOil.com, Inc.'s founders, Messrs. Nicholas Cirillo, Jr., Guy Pipolo and David Rodgers, have been appointed the Company's President, Chief Operating Officer and Secretary, respectively, and all have been duly appointed directors. Mr. Milton Cotter will continue to serve as the Company's Chief Executive Officer under a six-month employment agreement. Messrs. Cotter and Richard Berman have resigned as directors of the Company, effective June 6, 2003.

          Pursuant to the Agreement, the Company relocated its corporate office from Grand Prairie, Texas to Mount Vernon, New York.

          Coincident with the ClickableOil.com, Inc. Merger transaction, the Company sold $800,000 of 10% one-year secured convertible debentures due June 6, 2004 to AJW Partners, LLC and its related funds
          (collectively the "Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004, (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

          Immediately after the ClickableOil.com, Inc. Merger transaction, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Buyers. The Company subsequently retired these shares.

          On June 30, 2003 and June 6, 2003, the Company issued 5,000,000 and 38,000,000 shares respectively of restricted common shares to the former shareholders of ClickableOil.com, Inc. pursuant to the terms of the June 6, 2003 Agreement and Plan of Merger between ClickableOil.com, Inc. and ClickableOil Acquisition Corp., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, Michael J Connor and The James Group, Inc each received 2,150,000 shares of restricted common stock and DGN Holdings, LLC received 38,700,000 shares of restricted common stock.

          On June 6, 2003 and pursuant to a Purchase Agreement of even date by and between the Company and Milton Cotter, Eric Cotter, Richard Berman, David Fenner, William Stewart and Cathy Knight (the "Buyers"), the Buyers delivered 6,428,073 shares of restricted common stock to the Company that were cancelled.

          ITEM 3. CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal control over financial reporting in the third quarter of 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

          The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

          ITEM 1. LEGAL PROCEEDINGS

          The following provides a summary of material litigation that involves Achievement Tec Holdings, Inc., or any subsidiary:

          The Point Group vs. Career Direction, Inc. Case No. 01-02421-G in District Court, Dallas County, Texas. This is a case against Career Direction, Inc., a Texas corporation which is a wholly-owned subsidiary of Achievement Tec Holdings, Inc. The case involves disputed claims over advertising charges in various newspapers around the country for career fairs. The Point Group has recovered an interlocutory summary judgment for undisputed amount of $81,000.00 against Career Direction, Inc., but the case has not proceeded to trial judgment at the present time.

          Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395th
          Judicial District, Case No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment which, if entered, would permit them to compete in the career fair business which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement which would prevent them from entering a competing business. It is anticipated that they make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., have counterclaims against the Loyd's which will be filed in the pending suit.

          On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc., the above-referenced defendants. In addition, the Buyers have agreed to indemnify the Company for any liabilities that may arise from the above-referenced litigation matters.


          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          All issuances of common stock have been valued based on the closing price of the stock as of the date that the Company's Board of Directors approve the grant of share.

          On May 29, 2002, the Company issued 416,666 shares of restricted common stock at a price of $.06 per share to Pension Financial
          Services, an affiliate of the convertible debenture holders in satisfaction of $25,000 of convertible debt.

          On May 8, 2002, the Company entered into secured convertible debentures purchase agreements with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd., whom are all stockholders of the Company, whereby the Company sold $300,000 of one year 10% Secured Convertible Debentures due May 8, 2003, convertible into shares of the Company's common stock. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the lowest three day bid price during the twenty trading days immediately preceding the applicable conversion date.

          On April 11, 2002, the Company cancelled 50,000 and 62,500 shares of restricted common stock representing the stock certificates of L+R Moran, Inc and Paul Nolan pursuant to the terms of the January 1, 2002 Rescission, Final

          Release and Settlement Agreements, respectively.

          On March 13, 2002, the Company issued 50,000 shares of restricted common stock to Joe and Karen Loyd in satisfaction of $50,000 of convertible notes.

          On January 8, 2002, the Company issued 50,000 shares of restricted common stock to Joe and Karen Loyd in satisfaction of $50,000 of convertible notes.

          With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Achievement Tec so as to make an informed investment decision. More specifically, Achievement Tec had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Achievement Tec securities.

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

          ITEM 5. OTHER INFORMATION

          None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          31.1    Certification by Chief Executive Officer and Chief Financial
                  Officer pursuant to Sarbanes-Oxley Section 302:                Provided Herewith.

          32.1    Certification by Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S. C. Section 1350:                   Provided Herewith.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ACHIEVEMENT TEC HOLDINGS, INC.



                By: /s/Milton S. Cotter
                   --------------------
                   Name:  Milton S. Cotter
                   Title: Chief Executive Officer and Chief Financial Officer
                   Date:  September 11, 2003