Form 10KSB
period 2002-12-31
ACHIEVEMENT TEC HOLDINGS INC
filed 2003-09-12
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934

                      For the Year Ended December 31, 2002

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


                711 South Columbus Avenue, Mount Vernon, NY 10550
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 699-5190
                            (Registrant's telephone
                                    number)

         Securities registered under Section 12(b) of the Exchange Act:

                   Title of each class to be registered: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

           Common Stock, $.001 par value, 50,000,000 shares authorized

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value as of September 2, 2003 of the voting common equity held by non-affiliates is $808,795.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 31, 2003, there were 48,391,966 shares of the Company's $.001 Common Stock issued and outstanding.

This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statement contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                                              PAGE(S)
PART I                                                                                        -------
    Explanatory Note                                                                              1

    Item 1.   Description of Business                                                             1-4

    Item 2.   Description of Property                                                             4

    Item 3.   Legal Proceedings                                                                   4

    Item 4.   Submission of Matters to a Vote of Security Holders                                 4


PART II


    Item 5.   Market for Common Equity and Related Stockholder Matters                            5-6

    Item 6.   Management's Discussion and Analysis or Plan of Operation                           6-16

    Item 7.   Financial Statements                                                                16

    Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                         16


PART III


    Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act                         17-18

    Item 10.  Executive Compensation                                                              18-19

    Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                                         19-20

    Item 12.  Certain Relationships and Related Transactions                                      20

    Item 13.  Exhibits and Reports on Form 8-K                                                    20

    Item 14.  Controls and Procedures                                                             21

Achievement Tec Holdings, Inc. And Subsidiaries
Consolidated Financial Statements As Of December 31, 2002                                         F-1-F24

PART I

Explanatory Note

Merger With ClickableOil.com, Inc.

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

Immediately after the ClickablOil.com, Inc. Merger transaction, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Buyers. The Company subsequently retired these shares.

The following is a description of the business at December 31, 2002 in order to help you understand the Company at that period in time. However, as referenced above, we have sold this business and accordingly no longer offer web-based employee testing software. We are currently in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

Achievement Tec Holdings, Inc. (the "Company") was organized on May 25, 1967 under the laws of the State of Idaho under the name Silver Ramona Mining Company. The Company was formed with the contemplated purpose of engaging in investment and business development related to mineral research and exploration. All of these activities ceased prior to 1984. Between 1984 and 2000, the Company was inactive.

On February 28, 2000, the shareholders voted to relocate the domicile of incorporation of the Company from the State of Idaho to the State of Delaware, to effect a reverse stock split of the Company's issued and outstanding common stock on a one (1) share for 3.815968 shares basis and to amend the Company's Articles of Incorporation to change the authorized capitalization to 50,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of Preferred Stock.

As of May 9, 2000, the Company, its wholly-owned subsidiary, Achievement Tec Acquisition Corporation, a Delaware corporation, and Achievement Tec, Inc., a Texas corporation, entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger, dated as of July 1, 2000, among the Company, Achievement Tec Acquisition Corporation and Achievement Tec, Inc. (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, effective November 14, 2000, Achievement Tec Acquisition Corporation merged with and into Achievement Tec, Inc. pursuant to the laws of the States of Delaware and Texas, with Achievement Tec, Inc. being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, the pre-Merger holders of capital stock of Achievement Tec, Inc. received an aggregate of 7,014,448 shares of common stock of the Company, representing 70% of the outstanding common stock of the Company immediately following such issuance.

Our Former Line of Business

Achievement Tec Holdings, Inc. ("Achievement Tec" or the "Company") was a technology company that offered web-based employee testing software that enabled an employer to evaluate aptitude, behavior and success levels in prospective and existing personnel, which could be performed anywhere in the world through secured databases accessed through the Internet. The Company's two software products were:

The Achiever (TM)

The Achiever (TM), developed for white collar personnel testing, required approximately 50 minutes to complete, cost $95 per test (or $65 if purchased in lots of 100, or $185 which also included a management summary and telephone consultation) and measured and determined the following characteristics:

     o    problem solving speed and ability;
     o    creativity, motivation and innovation;
     o    organizational skills,  including the ability to interact with people;
          and
     o    integrity, reliability and perseverance.

The Scoreboard (TM)

The Scoreboard (TM), developed for blue collar personnel testing, required approximately 30 minutes to complete, cost between $8 and $35 per test depending upon the quantity purchased and was comprised of the following:

     o    questions which addressed drugs, alcohol and theft in prior jobs; and
     o a section that measured individual personalities to determine energy, drive, honesty, reliability and job potential.

The Company's clients that utilized The Achiever(TM) and The Scoreboard(TM) included some of the largest Fortune 500 companies in the world.

In January 2001 and December 2000, Achievement Tec expanded its core business by acquiring Personnel Profiles, Inc., and L+R Moran, Inc., respectively, companies that offered employee recruiting services through the organization of job fairs and personal and professional background verifications. These two acquisitions, however, did not prove profitable for the Company, and consequently in January 2002 the Company entered into Rescission Agreements transferring all of the assets and liabilities of both Personnel Profiles, Inc., and L+R Moran, Inc. back to their former shareholders.

During 2002, and as of December 31, 2002, the Company solely provided web-based, employee testing software services.

Financial Condition

We had net losses of $745,971 and $4,079,032 during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had a cash overdraft of $24,061, negative cash flow from operations of $418,273 and current liabilities of $1,447,054. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Employee Assessment Industry

Although there are major competitive groups of assessment-type firms in the U.S. today such as Caliper, Batrus Hollweg and Personnel Decisions, Inc., these groups offer conventional paper-based products, which are not Internet accessible. Achievement Tec is of the belief that there are currently no other companies that offer web-based, Internet accessible personnel assessment products, which lend to the Company's competitive advantage. Additionally, the Company's competitors offer assessment products tailored to specific industries including restaurant, military, education and health, and at greater fees than those of the Company. The Company's assessment products have been universally designed to accommodate all industries, professional and otherwise.

The patterns of purchasing employee assessment-type products like The Achiever(TM) and The Scoreboard(TM) tend to differ based upon the specific needs of the purchaser. For example, smaller companies that do not have in-house human resources departments will typically rely on a company like Achievement Tec to provide them with products that offer personnel insight. These smaller companies also tend to buy based on cost and personal service. Larger companies, though equipped with human resources departments, still require a structured personnel testing system, and often desire product customization. In addition, larger companies may have larger budgets, but usually expect discounts on "bulk" purchases.

Recent Dispositions/Discontinued Operations

Personnel Profiles, Inc.

On January 1, 2002, the Company entered into a Rescission Agreement whereby the January 1, 2001 Purchase and Sale Agreement by and between the Company and Paul Nolan, Jr., Trustee of a Charitable Remainder Trust and all affiliated agreements, were rescinded. The Company released all the outstanding capital stock, assets and liabilities of Personnel Profiles, Inc. in exchange for the termination of the January 1, 2001 Purchase and Sale Agreement and affiliated agreements, and the cancellation of 62,500 shares of common stock previously issued to Paul Nolan.

Personnel Profiles, Inc. offered employee and recruiting services to clients through the organization of job fairs and personal and professional background verifications.

L+R Moran, Inc.

On January 1, 2002, the Company entered into a Rescission, Final Release and Settlement Agreement between Achievement Tec Holdings, Inc. and L+R Moran, Inc. whereby the December 14, 2000 Purchase and Sale Agreement by and between the Company and L+R Moran, Inc. and all affiliated agreements were rescinded. The Company transferred all the assets and liabilities of L+R Moran, Inc. in exchange for the termination of the December 14, 2000 Purchase and Sale Agreement and affiliated agreements, and the cancellation of 50,000 shares of common stock previously issued to L+R Moran, Inc..

L+R Moran, Inc. offered employee and recruiting  services to clients through the
organization   of  job   fairs  and   personal   and   professional   background
verifications.

Our Current Line of Business

Through our wholly owned subsidiary ClickableOil.com, Inc., we are currently engaged in the business of providing heating oil to residential and commercial customers. The Company is one of the first internet-based heating oil companies, replacing much of the administrative functions and expenses with a Web-based infrastructure. The Company currently focuses on the New York metropolitan region, where the Company's founders have extensive experience and expertise. ClickableOil.com, Inc. began operations on October 12, 2000, and currently has approximately 2,500 customers, while retaining nearly 95% of customers during its second full year in operation.

Unlike its industry competitors, ClickableOil.com, Inc. is unburdened with an expensive infrastructure of tangible assets. The Company currently does not, nor is expected to own barges, trucks or storage facilities. Neither will the Company purchase expensive customer lists. Its only operating assets will be proprietary software, attendant computer hardware and the possible inventory of heating oil in some markets. Instead, the Company's success is predicated on the normal, self-motivation of homeowners who are solely interested in saving money.

The Company also provides installation and repair of heating equipment as a service to its customers. The Company considers service and installation services to be a necessary part of its business.. The Company provides home heating equipment repair service on a 24 hours-a-day, seven days-a-week basis in most of its delivery regions.

The Company believes that it obtains new customers and maintains existing customers by offering full service home energy products at discount prices, providing quick repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment and fixed price purchase options.

Employees

As of December 31, 2002, the total number of the Company's employees was 8, of which 7 were full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Prior to the June 6, 2003 merger with ClickableOil.com, Inc., the Company's corporate office was located at 2100 Highway 360 Suite 400-B, Grand Prairie, Texas 75050. As of June 6, 2003, the Company relocated its principal executive office from Grand Prairie, Texas to 711 South Columbus Avenue, Mount Vernon, New York 10550. The monthly rent for the Mount Vernon office is $1,260 which commenced on June 1, 2003 for a lease term of two years. The minimum lease payment for the remaining life of the lease is $30,240.

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

2. Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395rd Judicial District, Case No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment which, if entered, would permit them to compete in the career fair business which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement which would prevent them from entering a competing business. It is anticipated that they will make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., have counterclaims against the Loyd's which will be filed in the pending suit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") Pink Sheets under the symbol "ACHT.PK". As of August 31, 2003, there were approximately 288 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the Common Stock on the Pink Sheets on August 31, 2003 was $.15. As of August 31, 2003, 48,391,966 shares of Common Stock were issued and outstanding, of which 916,966 were unrestricted shares with the remainder of 47,475,000 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the Common Stock for the last two years:

           Fiscal Period                         High       Low
           -------------------------------------------------------
           2001
           ----
           First Quarter                         $4.000     $2.200
           Second Quarter                        $3.500     $2.000
           Third Quarter                         $1.600     $0.300
           Fourth Quarter                        $0.500     $0.200

           2002
           ----
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

Dividend Policy

We did not pay any dividends during the 2002 calendar year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

All issuances of common stock have been valued based on the closing price of the stock as of the date that the Company's Board of Directors approved the grant of share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

We were a technology company formed for the purpose of developing and selling online testing delivery systems that provided clients with personnel testing services and applicant selection services through web-based electronic technology. We acquired Personnel Profiles, Inc. and L+R Moran, Inc., in January 2001 and December 2000, respectively, two companies that offer employee recruiting services through the organization of job fairs and personal and professional background verifications. These two acquisitions, however, did not prove profitable for us, and consequently in January 2002 we entered into Rescission Agreements transferring all of the assets and liabilities of these companies back to their former shareholders. Thereafter, we continued with our core business of applicant and employee testing through our web-based testing software.

We have limited resources, have incurred cumulative net operating losses of $4,825,003 over the past two years and expect to incur additional losses until such time as the labor market improves and companies reverse the trend of downsizing and begin to increase their funding allocated to recruiting and hiring. In the interim, in order for us to continue operating, we will require additional funding to meet debt service requirements and working capital needs to avoid further drastic cost reduction decisions that adversely impact our ability to generate revenue. Our plans with regard to these matters include continuing to minimize the company's infrastructure costs while seeking additional capital from other sources until such time as the general economic climate improves. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us, or maintain the resources needed to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the company is able to obtain adequate financing within the near future, we will be unable to continue operating the Company.

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

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be affected.

Plant, Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line basis based upon the estimated useful lives of the assets ranging from seven years for furniture and fixtures to five years for equipment. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Excess of Cost Over Net Assets Acquired

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Aquired." The fair value assigned to intangible assets acquired is based on valuations using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

Loss Per Share

Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128 "Earnings Per Share".

Business Segments

The Company applies SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Revenue Recognition

Revenue from website software sales is recognized upon usage of the website software by the customer. The company sells access to the website as is and does not offer any post sale customer support. Revenue from job fairs, drug testing and background checks are recognized as earned as services are provided.

Offering and Debt Issuance Costs

Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur. Debt issue costs represent various commissions, legal and other expenses associated with the issuance of the secured debentures. These costs are being amortized on a straight-line basis over the term of the debenture.

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

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121.

Company has adopted the provisions of SFAS 142 in its financial statements for the year ended December 31, 2001.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 which require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for  Restructuring
Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

The Company does not believe the adoption of these standards will have a material impact to the financial statements.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Overall Results Of Operations

For the year ended December 31, 2002, we incurred an overall loss of $(745,971), or ($.07) per share, which was a substantial decrease from the net loss of $(4,079,032) or $(0.42) per share for the prior year. The net loss for the 2001 year includes a $1,873,324 impairment loss from the write-off of purchased goodwill, as well as the results of operations of the two business units that are no longer part of us.

Revenue

Total revenue for the year ended December 31, 2002 was $969,294 compared to $3,041,190 for the year ended December 31, 2001. The total decrease of $2,071,896 can be attributed to the sale, as of January 1, 2002, of Personnel Profiles and L+R Moran, for $1,165,338 of the decrease, and the balance of the decrease of $906,558 to the effects of the economy which continued to slow, thereby leading to a 48% decrease in revenue from our employee testing and applicant selection services. During the year ended December 31, 2002 the trend of dramatic downsizing continued as companies laid off additional workers in record numbers. In such a labor market, companies are less willing to allocate funds to employment solutions.

Cost of Revenue and Operating Expenses

Cost of revenue was attributable to the operations of Personnel Profiles and L+R Moran and decreased from $371,048 to nil as a result of the aforementioned sale of these two business units.

Total selling, general and administrative expenses for the fiscal years ended December 31, 2002 and December 31, 2001 decreased to $1,169,442 from $4,210,645, respectively, or $3,041,203, which represents a 72% decline from 2001 to 2002. The decrease in the current year can be attributed principally to the sale of Personnel Profiles and L+R Moran and to a lesser extent to cost reduction efforts taken with respect to the employee testing and applicant selection services. The principal reasons for the decrease of $3,041,203 were a decrease in compensation expenses to $628,652 in 2002 from $2,453,799 in 2001, or $1,825,147, and a decrease in advertising expenses to $10,003 in 2002 from $448,182 in 2001, or $438,179.

Depreciation and amortization expense for the year ended December 31, 2002 compared to the year ended December 31, 2001 decreased by $234,853 due to the sale of Personnel Profiles and L+R Moran.

Interest expense decreased to $545,823 from $665,205, or $119,382, for the fiscal year ended December 31, 2002 vs. the fiscal year ended December 31, 2001, due principally to a greater amount of total debt outstanding in the current period compared to the earlier period, offset by a lower charge for the beneficial conversion of convertible debt of $300,000 in 2002 as compared to a similar charge in 2001 of $500,000.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Overall Results

In the fiscal year ended December 31, 2000, we focused on completing certain product development projects that would position the company to better implement its marketing plans for the fiscal year ended December 31, 2001.

We lost $246,247 on revenues of $1,171,129 generated from sales of our existing assessment technology.

The development of new websites and the associated software necessary for their operation required significant investments in labor and capital resources. The capital funding for these investments was provided through the sale of preferred stock in the Company in fiscal years 1999 and 2000, which was subsequently converted into common stock. No significant marketing efforts were undertaken during fiscal years 1999 and 2000 while we completed its product development work. Cash flow from operations and the sale of preferred stock provided the working capital needed to fund operations and the product development work.

Revenue

In late 2000 and early 2001, the Company acquired three companies which management believed would complement the Company's core personnel assessment systems. These three acquisitions were consolidated with the Company's existing operations, and four distinct operations were implemented:

     o    Job Fair Operation
     o    Background Verification Operation
     o    Wholesale Independent Consultant Operation
     o    Direct Client Sales Operation

As a result of these acquisitions, revenue for the year ended December 31, 2001 increased by $1,870,061 to $3,041,190 from $1,171,129 for the year ended December 31 2000, or 160%.

Cost of Revenue and Operating Expenses

Cost of revenue increased to $371,048 for 2001 from nil for fiscal 2000 as a result of inclusion of the operations of Personnel Profiles and L+R Moran in the 2001 period.

Total selling, general and administrative expenses for the years ended December 31, 2001 and December 31, 2000 were $3,950,672 and $1,361,716, respectively, for a 190% increase over the earlier year, which is attributable to the addition of operating expenses associated with the new acquired operations.

Depreciation and amortization expense increased by $246,725 from $13,248 for the year ended December 31, 2000 to $259,973 for the year ended December 31, 2001 due to the depreciation of fixed assets and the amortization of goodwill associated with our investment in the acquired companies.

Following completion of the aforementioned acquisitions, we decided against immediate cost reductions and chose to expand the services of the four operations. Investments were made to develop and introduce a new recruiting and placement operation, additional marketing support in the Company's home market, Dallas, deployment of a web-based background check service, and expansion of the Company's job fair operation into West-Coast markets. We recognized that these investments would negatively impact earnings during the first quarter, especially when incurred in conjunction with an economic downturn. Nevertheless, we believed the investments were necessary to better position the company to grow revenues and increase earnings by the third and fourth quarters of 2001.

As 2001 progressed, the economy weakened dramatically, negatively impacting our original expectations for earnings in the last two quarters of the year. We had anticipated that a marginally slowing economy would loosen a tight labor market, thereby increasing the demand for managed personnel attraction and assessment systems. However, the unforeseen steep decline in the economy significantly reduced the demand for employment solutions. The events of September 11 had a further devastating impact on revenue. Our Job Fair operations in the Northeast were halted, and the rippling effect throughout the economy further impaired the Company's revenues. In the third quarter, we began cost reduction measures, principally involving the reduction of payroll and associated costs. These measures were carried on throughout the fourth quarter. A charge of $1,873,324 was recorded in 2001 as a result of impairment of the investment in two of the three acquired operations.

Interest expense increased to $665,205 for the year ended December 31, 2001 from $42,412 for the year ended

December 31, 2000 attributable to a charge for the beneficial conversion of convertible debt of $500,000 in 2001, as well as an increase in debt in 2001 arising principally from the aforementioned acquisitions.

Liquidity And Capital Resources

Overview

As of December 31, 2002, we had a cash overdraft of $24,061 and a negative cash flow from operations of $418,273. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

The report of the independent certified public accountants on our financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $5,767,149. However, we believe that by concentrating on our core business of applicant and employee testing as well as by seeking acquisitions of profitable businesses, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. Further, as described in Footnote 14 in the accompanying financial statements, the due date for convertible debentures in the amount of $1,717,949 was extended from May 8, 2003 and June 19, 2003 to June 6, 2004. However, as of December 31, 2002 we had $1,447,054 of current liabilities, and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next 12 months we will need additional financing for the repayment of outstanding obligations in the amount of $1,447,054. These obligations include outstanding notes payable in the amount of $458,626, convertible notes in the amount of $300,000, payroll taxes of $154,054 as well as a bank overdraft, accounts payable and accrued expenses in the amount of $534,374. As of December 31, 2002, we had a working capital deficiency of $1,434,904.

The Company has total liabilities and contractual obligations of $3,231,050 as of December 31, 2002. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                Payments Due by Period
                                     --------------------------------------------------------------------------
Contractual Obligations                 Total       1 Year or Less     2-3 Years     4-5 Years   After 5 Years
                                     -------------- -------------- -------------- -------------- --------------
Note Payable                         $     458,626  $     458,626    $         -  $           -  $           -
Convertible Notes                          350,000        300,000         50,000              -              -
Convertible Debentures                   1,717,949              -      1,717,949              -              -
Bank Overdraft, Accounts Payable
  and Accrued Expenses                     534,374        534,374              -              -              -
Payroll Taxes                              154,054        154,054              -              -              -
Due To Officer                              16,047              -         16,047              -              -
                                     -------------- -------------- -------------- -------------- --------------
Total Contractual Obligations        $   3,231,050  $   1,447,054    $ 1,783,996  $           -  $           -
                                     ============== ============== ============== ============== ==============

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

Below is a discussion of our sources and uses of funds for the year ended December 31, 2002.

Net Cash Used In Operating Activities

Net cash used in operating activities was $418,273 and $279,494 in the years ended December 31, 2002 and 2001, respectively. The use of cash by operating activities in 2002 was principally the result of a net loss of $745,971, offset by non-cash expenses of $368,845 relating to depreciation, amortization and the intrinsic interest attributable to the beneficial conversion feature of convertible debt. The use of cash by operating activities in 2001 was principally the result of a net loss of $4,079,032, offset by non-cash expenses of $2,942,072 relating to depreciation, amortization, interest attributable to the beneficial conversion and a $1,873,324 non cash charge for asset impairment and cash provided by working capital changes of $860,861.

Net Cash Provided By (Used In) Investing Activities

Cash provided by investing activities in 2002 was $151,702 and was attributable to the disposition of assets and liabilities of Personnel Profiles, Inc. and L+R Moran, Inc. Cash used in investing activities during 2001 was ($13,255) and was used to purchase equipment.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2002 was $266,571 and was due principally to the net proceeds received from the sale of additional 10% convertible debentures in May 2002 in the amount of $300,000, less debt repayments. Net cash provided by financing activities for the year ended December 31, 2001 was $292,749 and was due principally to the net proceeds received from the sale of additional 10% convertible debentures in June 2001and August 2001 in the amount of $500,000, less debt issuance costs and repayments.

Risks Related To Our Business

The Conversion Of Our Outstanding Debentures Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per-Share Income And Stock Price Could Decline

The issuance of shares upon the conversion of the outstanding debentures will have a dilutive impact on our stockholders. We currently have $1,717,949 of outstanding convertible debentures. The convertible debentures are convertible into shares of common stock at a price equal to the lesser of (i) $.85; or (ii) an amount equal to sixty percent (60%, 50% in the case of the May 2002 debenture) of the average of the three lowest bid prices of the common stock for the twenty (20) trading days immediately preceding the conversion date. If such conversion had taken place at $.075 (i.e., 50% of the recent price of $.15), then holders of the convertible debentures would have received approximately 23,000,000 shares of common stock. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline.

The Conversion Of Our Outstanding Debentures Could Cause A Change Of Control

The issuance of shares upon the conversion of the outstanding debentures could result in a change of control. AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd. (collectively the "Bondholders") hold convertible debentures, which if converted would result in the issuance based on the current stock price of $.15 of approximately 23,000,000 shares of our common stock. Currently, we are authorized to issue a maximum of 50,000,000 shares of common stock. Accordingly, we do not have a sufficient number of shares of common stock to honor all such conversions. If we increased the number of shares that we are authorized to issue, then the Bondholders would receive common stock representing approximately 32% of our outstanding shares. In such event, the Bondholders might be able to exercise control of our company.

We Have Historically Lost Money And Losses May Continue In The Future

We have historically lost money. In the years ended December 31, 2002 and 2001, we had a net loss of ($745,971) and ($4,079,032) or ($.07) and ($0.42) per
share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need To Raise Additional Capital To Finance Operations

We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing has resulted in the Company curtailing its business operations and disposing of the job fair and employee background verification business. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing will be required to cover our operating costs.

Our Independent Auditors Have Added A Going Concern Opinion To Our Financial Statements, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Have A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2002 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of $1,434,904 as of December 31, 2002, which means that our current liabilities exceeded our current assets by $1,434,904. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date.

The Price of Our Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly

There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Recession/Weak Economy

During periods of weak economic growth or recession, the demand for employment services shrinks as companies suspend hiring and eliminate jobs. As the demand for employees to fill jobs slows, the demand for screening services to assist in selecting the candidates to fill those jobs slows as well. Additionally, the current economic conditions have resulted in higher unemployment and less demand for the services we provide to our target markets. As demands for the services we provide decreases, our revenues may be negatively impacted.

Productivity Increases/Downsizing

As technological advances continue to increase, the productivity of employees increases. With each individual employee working at peak efficiency, fewer employees are needed. Unless economic growth provides additional demand for a larger work force, companies will continue to downsize. Downsizing reduces the demand for employment services, and thus has a potential negative impact on our revenues.

Our Board Of Directors Can Issue Preferred Stock Without Stockholder Consent And Dilute Or Otherwise Significantly Affect The Rights Of Existing Stockholders

Our certificate of incorporation provides that preferred stock may be issued from time to time in one or more series. Our board of directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any unissued series of preferred stock and the designation of any such shares, without any vote or action by our stockholders. The board of directors may authorize and issue preferred stock with voting power or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control, because the terms of preferred stock that might be issued could potentially prohibit the consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of the preferred stock.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share;
     o    That are not traded on a "recognized" national exchange;
     o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements as of and for the fiscal year ended December 31, 2002 have been examined to the extent indicated in their report by Weinberg & Company, P.A., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2003 an 8-K was filed announcing a change of accountants. There were no disagreements with our former accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and officers are as follows:

   Name and Address                   Age      Position
--------------------------------------------------------------------------------
   Milton Cotter                      62    Chairman*, Chief Executive
   c/o ClickableOil.com, Inc.               Officer and ChiefFinancial Officer
   711 South Columbus Avenue
   Mount Vernon, NY 10550

   Richard Berman                     60    Vice Chairman*
   c/o ClickableOil.com, Inc.
   711 South Columbus Avenue
   Mount Vernon, NY 10550

   Nicholas Cirillo, Jr.              40    President and Director
   c/o ClickableOil.com, Inc.
   711 South Columbus Avenue
   Mount Vernon, NY 10550

   Guy Pipolo                         40    Chief Operating Officer and Director
   c/o ClickableOil.com, Inc.
   711 South Columbus Avenue
   Mount Vernon, NY 10550

   David Rodgers                      50    Secretary and Director
   c/o ClickableOil.com, Inc.
   711 South Columbus Avenue
   Mount Vernon, NY 10550

   *  Resigned as of June 6, 2003

Milton Cotter has served as Chairman of the Board of Directors, President, and Chief Executive Officer of Achievement Tec, Inc. since 1997. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Cotter resigned as Chairman of the Board and Director of the Company. Previously, Mr. Cotter was a consultant for many years to several companies in Dallas, Texas using standardized psychological tests. He also provided assessment technology skills to The Cabot Corporation and The Kane Miller Corporation, turning both firms into billion dollar companies within an impressive four year period. Prior to that, Mr. Cotter was part of the nuclear weapons effort within the Atomic Energy Commission Department of Defense with operations out of the Sandia Nuclear Weapons Laboratory. In this regard, Mr. Cotter was part of a team that established a selected group to work with confidential, highly sensitive nuclear materials. Mr. Cotter received his Bachelors and Masters from Oklahoma State University.

Richard Berman has served as Vice Chairman and Director since November 2000 and has over 30 years of experience in private equity, investment banking and business development operations. Effective with the June 6,

2003 merger with ClickableOil.com, Inc., Mr. Berman resigned as Vice Chairman of the Board and Director of the Company. In September, 1998, Mr. Berman joined Internet Commerce Company ("ICC"), a publicly traded company, and is currently a Director of ICC, as well as Chairman of the Board for Knowledge Cube. Previously, Mr. Berman was principal to venture capital and real estate firms, where he handled all of its mergers and acquisitions. Mr. Berman was also Chairman and President of Prestolite Battery, Canada's largest battery producer. Prior to that, he was Senior Vice President of Banker's Trust. Mr. Berman received his MBA from New York University, a JD from Boston College and graduated from Hague Academy of International Law.

Nicholas  Cirillo,  Jr.  is  the  Chief  Executive  Officer  and  co-founder  of
ClickableOil.com, Inc. in April 2000. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Cirillo was appointed President and Director of the Company. Prior to this, Mr. Cirillo co-founded along with Guy Pipolo, National Retailers Group ("NRG") (which later became ClickableOil, Inc., when NRG transformed into an Internet-based company), a New-York based discount oil company that offered homeowners reduced-priced oil using state-of-the-art distribution strategies. Previously, he was a Manager with Cibro Petroleum where his responsibilities included overseeing the hedging and purchasing strategies for over $1 billion in home heating oil. Mr. Cirillo was also employed by Bear Stearns and by a privately-held petroleum trading company. He received his Bachelor of Arts in Economics from Georgetown University, and his Masters of Business Administration from Fordham University.

Guy Pipolo is the Chief Operating Officer and co-founder of ClickableOil.com, Inc. in April 2000. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Pipolo was appointed Chief Operating Officer and Director of the Company. Prior to this, Mr. Pipolo co-founded along with Nick Cirillo, Jr., National Retailers Group ("NRG") (which later became ClickableOil, Inc., when NRG transformed into an Internet-based company), a New-York based discount oil company that offered homeowners reduced-priced oil using state-of-the-art distribution strategies. Prior to that, Mr. Pipolo was the Supply Manager with Cibro Petroleum. Mr. Pipolo earned his Bachelor of Business Administration in Finance from lona College.

David Rodgers is the Chief Financial Officer and co-founder of ClickableOil. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Rodgers was appointed Secretary and Director of the Company. Previously, he served as the Director of Information Technology with Burnside Coal and Oil/West Vernon Petroleum. Mr. Rodgers received his Bachelor of Science in Accounting from the University of Bridgeport.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all cash compensation paid by Achievement Tec, as well as certain other compensation paid or accrued, for the years ended December 31, 2002 and 2001. Other than as set forth below, no executives' salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.


                                                 Annual Compensation             Long-Term Compensation
                        --------------------------------------------------- -------------------------------
                                                                                    Awards         Payouts
                                                                             --------------------- --------
                                                                 Other       Restricted
                                                                Annual          Stock     Options/   LTIP     All Other
Name and                             Salary        Bonus     Compensation     Award(s)     SARs    Payouts  Compensation
                                   ------------ ------------ -------------- ------------ --------- -------- ------------
Principal Position        Year         ($)          ($)           ($)            ($)        (#)      ($)         ($)
------------------     ----------  ------------ ------------ -------------- ------------ --------- -------- ------------
Milton Cotter              2002    $  93,984
President and Chairman     2001      162,953

Eric Cotter                2002       81,731
Administrative Manager     2001      103,507

David Fenner               2002      100,000
Vice President, Client
Rel.                       2001      114,730

William Stewart            2002       64,480
Vice President, Tech.
Div.                       2001       76,880

During the last fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

Employment Agreement

On June 6, 2003, we entered into a six month employment agreement with Milton Cotter to continue to serve as our Chief Executive Officer and Chief Financial Officer, and to insure that all of our 2002 and 2003 financial reports be prepared and filed with the SEC. Mr. Cotter will receive 10,000 shares of our common stock for this six month employment commitment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of August 31, 2003 for:

     o each person who beneficially owns more than five percent of the common stock;
     o    each of our directors;
     o    the named executive officers; and
     o    all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Achievement Tec Holdings, Inc., 711 South Columbus Avenue, Mount Vernon, New York 10550.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 48,391,966 shares of common stock outstanding as of August 31, 2003.

                                                          Common Stock Beneficially Owned
                                                          -------------------------------
                     Name and Address                           Number           Percent
                     ----------------                     --------------------------------
                     Nicholas Cirillo, Jr. (1)               12,900,000           26.66%
                     Guy Pipolo (1)                          12,900,000           26.66%
                     David Rodgers (1)                       12,900,000           26.66%

                     All Executive Officers and
                       Directors as a Group                  38,700,000           79.97%

     (1) All shares are beneficially owned by DGN Holdings, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each own a 33.33% interest.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as follows:

As of December 31, 2002 the Company has a payable due to officers totaling $16,047. This amount represents $7,043 of advances made to the Company by Mr. Milton Cotter and $9,000 of advances by Mr. Eric Cotter, a former officer and director, for various operating expenses. Mr. Milton Cotter's advances are evidenced by a note that bears interest at a rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 and continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full. As of December 31, 2002, Mr. Eric Cotter's advances to the Company are not evidenced by a note, are non interest bearing, unsecured and have no fixed date for repayment.

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

*3(i) Articles of Incorporation filed as Exhibit to Form 10-SB.

*3(ii) By-Laws filed as Exhibit to Form 10-SB.

*4 Specimen Stock Certificate filed as Exhibit to Form 10-SB.

31.1     Officer's Certification Pursuant to Section 302:                          Provided Herewith

32.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:                Provided Herewith

*Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(b) Reports on Form 8-K

On June 23, 2003, an 8-K was filed announcing the merger of ClickableOil.com, Inc. with and into the Company.

On August 25, 2003, an amended 8-K was filed including the audited financial statements of ClickableOil.com, Inc. for the fiscal years ended March 31, 2003 and 2002.

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal control over financial reporting during the 2002 calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exhibit 21

Subsidiaries

As of December 31, 2002, the Company had the following subsidiaries:

1. Achievement Tec, Inc. 2. Career Direction, Inc.
2. Career Direction, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized. ACHIEVEMENT TEC HOLDINGS, INC.

                  By:      /s/ Milton S. Cotter
                           -------------------
                  Name:    Milton S. Cotter
                  Title:   Chief Executive Officer and Chief Financial Officer
                  Date:    September 11, 2003

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                         ACHIEVEMENT TEC HOLDINGS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             PAGE(S)

INDEPENDENT AUDITORS' REPORT                                                  F-3

INDEPENDENT AUDITORS' REPORT                                                  F-4

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001                  F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002   F-6
AND 2001

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED       F-7
DECEMBER 31, 2002 AND 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002   F-8
AND 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001   F-10 - F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
 Achievement Tec Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Achievement Tec Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company had a net loss of $745,971 and a negative cash flow from operations of $418,273 for the year ended December 31, 2002 and a working capital deficiency of $1,434,904 and a stockholders' deficiency of $3,162,150 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.
Certified Public Accountants


Boca Raton, Florida
August 12, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
  Achievement Tec Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1(S) of the notes to the consolidated financial statements, an error resulting in an understatement of previously reported convertible debentures and treasury stock as of December 31, 2001 was discovered by management of the Company during 2002. Accordingly, the consolidated balance sheet as of December 31, 2001 and the statement of changes in stockholders' deficiency for the year ended December 31, 2001 have been restated to reflect corrections to previously reported amounts.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Achievement Tec Holdings, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As shown in the financial statements, the company incurred a net loss of $4,079,032 for 2001 and has incurred substantial net losses in prior periods. At December 31, 2001 current liabilities exceed current assets by $2,681,620 and the total liabilities exceed total assets by $2,992,881. These factors, and the others discussed in Note 18, raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants


New York, New York
May 10, 2002

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                                                2001
                                                                                      2002                 (As Restated)
                                                                                ------------------       -------------------
Current assets

Accounts receivable, net of allowance for doubtful accounts of $0 and
$35,469                                                                         $          12,150        $           47,624
Due from factor                                                                                 -                       309
                                                                                ------------------       -------------------
Total Current Assets                                                                       12,150                    47,933
PROPERTY & EQUIPMENT - NET OF ACCUMULATED DEPRECIATION OF $61,651 AND
$44,659                                                                                    31,074                    54,708

GOODWILL AND INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $17,768
AND $108,273                                                                                  975                 1,372,566

DEBT ISSUANCE COSTS, NET OF ACCUMULATED AMORTIZATION OF $65,588 AND
$21,863                                                                                    21,862                    65,587

OTHER ASSETS                                                                                2,839                     8,333
                                                                                ------------------       -------------------
TOTAL ASSETS                                                                    $          68,900        $        1,549,127
                                                                                ==================       ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Bank overdraft                                                                  $          24,061        $           20,031
Accounts payable and accrued expenses                                                     510,313                   588,853
Payroll taxes payable                                                                     154,054                   140,543
Convertible notes payable - current                                                       300,000                 1,587,500
Notes payable - current                                                                   458,626                   392,626
                                                                                ------------------       -------------------
Total Current Liabilities                                                               1,447,054                 2,729,553

Due to officer                                                                             16,047                    49,506
Convertible debentures                                                                  1,717,949                 1,442,949
Convertible notes payable                                                                  50,000                   250,000
Notes payable                                                                                   -                    70,000
                                                                                ------------------       -------------------
TOTAL LIABILITIES                                                                       3,231,050                 4,542,008
                                                                                ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Preferred stock, $.001 par value, 10,000,000 shares authorized, none
issued and outstanding                                                                          -                         -
Common stock, $.001 par value, 50,000,000 shares authorized, 10,320,039
and 10,502,248 shares issued and outstanding                                               10,320                    10,502
Treasury stock (586,375 shares)                                                                 -                  (837,930)
Additional paid in capital                                                              2,594,679                 3,181,725
Deferred compensation                                                                           -                  (326,000)
Accumulated deficit                                                                    (5,767,149)               (5,021,178)
                                                                                ------------------       -------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                         (3,162,150)               (2,992,881)
                                                                                ------------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $          68,900        $        1,549,127
                                                                                ==================       ===================

               The accompanying notes are an integral part of the
                       consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             2002            2001
                                                        ------------    ------------
REVENUE .............................................   $   969,294    $  3,041,190

COST OF REVENUE .....................................             -         371,048
                                                        ------------    ------------

GROSS PROFIT ........................................       969,294       2,670,142
                                                        ------------    ------------

OPERATING EXPENSES
 Selling, general and administrative expense ........     1,144,322       3,950,672
 Depreciation and amortization expense ..............        25,120         259,973
 Asset impairment ...................................             -       1,873,324
                                                        ------------    ------------
       Total Operating Expenses .....................     1,169,442       6,083,969
                                                        ------------    ------------

LOSS FROM OPERATIONS ................................      (200,148)     (3,413,827)

INTEREST EXPENSE ....................................       545,823         665,205
                                                        ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ..............      (745,971)     (4,079,032)

PROVISION (BENEFIT) FOR INCOME TAXES ................             -               -
                                                        ------------    ------------

NET LOSS ............................................   $  (745,971)   $ (4,079,032)
                                                        ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED .......   $     (0.07)   $      (0.42)
                                                        ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED ................................    10,168,229       9,731,268
                                                        ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR
                   THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                  Additional                 Deferred      Stockholders'
                                             Common Stock          Paid-In     Treasury     Compensation   Accumulated
                                           Shares      Amount      Capital      Stock        Expense         Deficit        Total
                                        ------------ ------------ ------------ ------------ ------------  ------------  ------------

Balance, December 31, 2000               10,014,748  $  10,014     $  636,963  $        -    $        -   $  (942,146)  $  (295,169)
Acquisition of net assets of Career
 Directions                                 200,000        200      1,199,800           -             -             -     1,200,000
Acquisition of net assets of L&R Moran       50,000         50         99,950           -             -             -       100,000
Stock options for compensation                    -          -        163,000           -             -             -       163,000
Deferred compensation expense                     -          -        326,000           -      (326,000)            -             -
Career Directions conversion of notes
 payable                                    100,000        100         99,900           -             -             -       100,000
Shares reacquired through sale of
 debentures                                       -          -              -    (837,930)            -             -      (837,930)
Issuance of stock for professional
 services                                    75,000         75         93,675           -             -             -        93,750
Beneficial conversion of debentures               -          -        500,000           -             -             -       500,000
Personnel Profiles conversion of note
 payable                                     62,500         63         62,437           -             -             -        62,500
Net loss                                          -          -              -           -             -    (4,079,032)   (4,079,032)
                                        ------------ ------------ ------------ ------------ ------------  ------------  ------------
Balance, December 31, 2001               10,502,248     10,502      3,181,725    (837,930)     (326,000)   (5,021,178)   (2,992,881)
Career Direction's conversion of
 convertible notes payable                  100,000        100         99,900           -             -             -       100,000
Treasury stock acquired and excess
 liabilities over assets cancelled in
 rescission of acquisition agreements             -          -        174,202     (22,500)            -             -       151,702
Deferred stock option agreements
rescinded                                         -          -       (326,000)          -       326,000             -             -
Treasury stock cancelled                   (698,875)      (698)      (859,732)    860,432             -             -             -
Beneficial conversion feature of
debentures                                        -          -        300,000           -             -             -       300,000
Conversion of debentures                    416,666        416         24,584           -             -             -        25,000
Net loss                                          -          -              -           -             -      (745,971)     (745,971)
                                        ------------ ------------ ------------ ------------ ------------  ------------  ------------
BALANCE, DECEMBER 31, 2002               10,320,039  $  10,320     $2,594,679  $        -    $        -   $(5,767,149)  $(3,162,150)
                                        ============ ============ ============ ============ ============  ============  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   2002           2001
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................................   $  (745,971)   $(4,079,032)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ............................................        25,120        261,593
  Stock issued for services ................................................             -         93,750
  Amortization of debt issue costs .........................................        43,725         50,407
  Stock based compensation .................................................             -        163,000
  Beneficial conversion expense ............................................       300,000        500,000
  Asset impairment .........................................................             -      1,873,324
  Bad debt recovery ........................................................       (12,362)             -
 Changes in operating assets and liabilities:
  Increase (decrease) in:
  Accounts receivable ......................................................        35,474        315,945
  Due from factor ..........................................................           309           (309)
  Other assets .............................................................           461         (3,397)
  Increase (decrease) in:
  Payroll taxes payable ....................................................        13,511        140,543
  Accounts payable and accrued expenses ....................................       (78,540)       404,682
                                                                               ------------   ------------
         Net Cash Used In Operating Activities .............................      (418,273)      (279,494)
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in property and equipment ........................................             -        (13,255)
 Disposition of assets and liabilities .....................................       151,702              -
                                                                               ------------   ------------
         Net Cash Provided By (Used In) Investing Activities ...............       151,702        (13,255)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt issue cost ...........................................................             -        (32,475)
 Increase (decrease) in bank overdraft .....................................         4,030         (3,155)
 Proceeds from convertible debentures ......................................        50,000              -
 Repayment of convertible debentures .......................................       (50,000)             -
 Proceeds from issuance of debentures ......................................       300,000        445,025
 Repayment of notes payable ................................................        (4,000)       (56,570)
 Decrease in due to officer ................................................       (33,459)       (60,076)
                                                                               ------------   ------------
         Net Cash Provided By Financing Activities .........................       266,571        292,749
                                                                               ------------   ------------

NET DECREASE IN CASH .......................................................             -              -

CASH - BEGINNING OF YEAR ...................................................             -              -
                                                                               ------------   ------------

CASH - END OF YEAR .........................................................   $         -      $       -
                                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest .....................................   $    97,687    $    53,675
                                                                               ============   ============

                 The accompanying notes an integral part of the
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, the Company issued stock for professional services valued at $93,750.

The Company acquired all the assets and liabilities of Career Direction, Inc. on January 1, 2001, for 200,000 shares of its common stock valued at $1,200,000 and the issuance of a $800,000 convertible note payable.

The Company acquired all the assets and liabilities of Personnel Profiles, Inc. on January 1, 2001, for a $500,000 convertible note payable of which $62,500 was converted into 62,500 shared of common stock. In January, 2002 this acquisition agreement was rescinded and all assets, liabilities and common stock were returned to their original owners (See Note 2).

The Company acquired all the assets and liabilities of L+R Moran, Inc. on January 1, 2001, for 50,000 shares of its common stock valued at $100,000, and a $950,000 convertible note payable, of which $62,500 was converted into 62,500 shares of common stock. In January 2002, this acquisition agreement was rescinded and all assets, liabilities and common stock were returned to their original owners (See Note 2). The convertible notes payable in the amount of $437,500 and $950,000 respectively were cancelled, accounts payable and accrued expenses of $142,485, cash of $4,059, other assets of $5,562, net property and equipment of $6,382 and 112,500 shares of common stock valued at $22,500 was returned to their original owners.

During the year ended December 31, 2001, the Company acquired 586,375 shares of treasury stock aggregating $837,930 in exchange for convertible debentures.

During the year ended December 31, 2002, the Company issued 100,000 shares of common stock for the conversion of $100,000 in convertible notes payable to Career Directions, Inc.

During the year ended December 31, 2002, the Company issued 416,666 shares of common stock for the conversion of $25,000 in convertible debentures.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A)  Description of Business

          The accompanying consolidated financial statements include the accounts of Achievement Tec Holdings, Inc. and subsidiaries (collectively, the "Company"), formerly known as Silver Ramona Mining Company, a holding company organized under the laws of the State of Idaho on May 25, 1967. The Company, on February 28, 2000, voted to amend its Articles of Incorporation to change its state of incorporation from Idaho to the State of Delaware. Its wholly owned subsidiaries as of December 31, 2002 include the following:

     1. Achievement Tec, Inc. ("Achievement Tec"), formerly known as Profile Technologies, Inc., incorporated under the laws of the state of Texas in 1956;

     2. Achievement Tec Acquisition Corporation ("Acquisition") incorporated under the laws of the state of Delaware on November 1, 2000; and

     3. Career Direction, Inc. ("Career") incorporated under the laws of the State of Texas on April 5, 1989 (See Note 2).

          The 2001 consolidated financial statements also include the accounts of its former wholly owned subsidiaries, Personnel Profiles, Inc. and L+R Moran, Inc. (See Note 2).

          As of May 9, 2000, the Company and its wholly-owned subsidiaries, Acquisition and Achievement Tec entered into an Agreement and Plan of Merger, subsequently amended by a certain Addendum to Agreement and Plan of Merger dated as of July 1, 2000, among the Company, Acquisition and Achievement Tec (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, effective November 14, 2000, Acquisition merged with and into Achievement Tec pursuant to the law of the States of Delaware and Texas, with Achievement Tec being the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, the pre-Merger holders of capital stock of Achievement Tec received an aggregate of 7,014,448 shares of common stock of the Company, representing 70% of the outstanding common stock of the Company immediately following such issuance.

          The merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of Achievement Tec acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Achievement Tec and, therefore, these financial statements represent a continuation of the legal entity, Achievement Tec, not the Company, the legal survivor. (See Note 14 for subsequent merger)

          All references hereinafter to the "Company" include the consolidated results of Achievement Tec Holdings, Inc. and its subsidiaries.

     (B)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     (C)  Use of Estimates

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

     (D)  Cash

          Cash includes cash on deposit at financial institutions.

     (E)  Fair Value of Financial Instruments

          Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

          The carrying amounts of the Company's accounts receivable, accounts payable and accrued expenses, notes payable and interest payable thereon approximate fair value due to the relatively short period to maturity for these instruments.

     (F)  Allowances for Doubtful Accounts

          The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be affected. As of December 31, 2002, management deemed that all of the accounts receivbale are fully collectible and that no allowance for doubtful accounts was required.

     (G)  Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets of five to seven years. Expenditures for maintenance and repairs are charged to expense when incurred. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

     (H)  Impairment of Long-Lived Assets

          Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

     (I)  Goodwill and Intangibles

          In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

     (J)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
          (K) Concentration of Credit Risk

          The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     (L)  Earnings (Loss) Per Share

          Net income (loss) per common share for the years ended December 31, 2002 and 2001 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The effect of common stock equivalents was not used in the calculation of net income (loss) per share since the effect would be anti-dilutive.

     (M)  Segment Accounting

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the geographic segments in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The Company has two major reportable segments and segment information is presented in Note 13. See Note 3 for information relating to operating segments whose acquisitions in 2001 were rescinded in 2002.

     (N)  Revenue Recognition

          Revenue from website software sales is recognized upon usage of the website software by the customer. The Company sells access to the

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

          website as is and does not offer any post sale customer support. Revenue from job fairs, drug testing and background checks are recognized as earned when services are provided.

     (O)  Offering Costs

          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

     (P)  Debt Issuance Costs

          Debt issuance costs represent various commissions, legal and other expenses associated with the issuance of the secured debentures. These costs are being amortized on a straight-line basis over the term of the debenture.

     (Q)  Stock-Based Compensation

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

     (R)  Recent Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


          for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

          SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

          Management does not expect the impact from these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

     (S)  Correction of Error

          Management discovered during the course of completing its December 31, 2002 accounting that a convertible debenture issued on August 13, 2001 in the amount of $250,000 (See Note 8) the proceeds of which was used to acquire treasury stock, had inadvertently not been recorded on the books and records of the Company as a liability during the year ended

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

          December 31, 2001. The effect of this accounting error caused an understatement of total liabilities and treasury stock in the amount of $250,000. There was no impact to the Company's statement of operations or cash flows. Accordingly, the balance sheet and statement of stockholders' deficiency as of December 31, 2001 have been restated for this correction of error.

NOTE 2 ACQUISITIONS

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

          Pursuant to the Career Direction Agreement, the Career Directions' Sellers received, in exchange for all the capital stock of Career Direction, 200,000 shares of common stock of the Company having a fair market value of $1,200,000 and a convertible note payable in the amount of $800,000. (See Note 3 for the rescission of this transaction).

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

          Pursuant to the Personnel Profiles Agreement, the Personnel Profiles' Seller received, in exchange for all the capital stock of Personnel Profiles, a $500,000 convertible note payable at the rate of $62,500 at the end of each calendar quarter beginning March 31, 2001 and continuing thereafter until paid in full on December 31, 2002. At the Personnel Profiles Seller's election, any $62,500 payment could be converted into 62,500 shares of Company common stock. (See Note 3 for the rescission of this transaction).

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

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


          The purchase price for the above acquisitions had been allocated as follows:

                                                  Career Directions,            Personnel                 L+R
                                                         Inc.                Profiles, Inc.           Moran, Inc.
                                                  --------------------     --------------------     -----------------
       Cash                                       $           12,649       $                -       $         9,670
       Accounts receivable                                    93,526                   46,900                98,271
       Other assets                                                -                      317                 1,948
       Goodwill                                            2,007,133                  501,951               960,685
       Accounts  payable and other  current
        liabilities                                         (113,308)                 (49,168)              (20,574)
                                                  --------------------     --------------------     -----------------

       Purchase price                             $        2,000,000       $          500,000       $     1,050,000
                                                  ====================     ====================     =================

       (See Note 3 for rescission of this agreement)


NOTE 3 RESCISSIONS

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

          As of January 1, 2002, the Company and the Trustee of a Charitable Remainder Trust ("Nolan") entered into a Rescission, Final Release and Settlement Agreement (the "Personnel Profile Rescission Agreement"), whereby the Company and trustee agreed to rescind the Purchase and Sale Agreement between the parties, thereby releasing the Company and the trustee from any and all obligations incurred by each party as a result of the Agreement.

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

                ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


          Pursuant to the L+R Rescission Agreement, each of the parties acknowledges that the L+R Moran Agreement is terminated along with all related agreements or instruments in all respects, including but not limited to contracts of employment, stock options and bills of sale. Each party agrees to hold the other party harmless, including officers, directors, shareholders, agents and assigns, from any and all liability arising from the L+R Moran Agreement. Further, the Company agrees to defend, indemnify and hold harmless L+R Moran and its successors and assigns from, against and in respect of any and all loss or damage, including attorneys and accounting fees, resulting from the operation of Company from the date of execution of the L+R Rescission Agreement .

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

          Information relating to the L+R Moran and Personnel Profiles operations as of and for the years ended December 31, 2002 and 2001 is as follows:

                                                                         2002                      2001
                                                                  ------------------       -------------------

       Revenues                                                   $               -         $       1,165,338
        Costs and expenses                                        $               -         $       1,149,768
                                                                  ------------------       -------------------
            Net Income                                            $               -         $          15,570
                                                                  ==================       ===================

       Assets
        Current assets                                            $               -         $           9,620
        Depreciable assets, net                                                   -                     6,382
        Goodwill                                                                  -                 1,362,281
                                                                  ------------------       -------------------
            Total Assets                                          $               -         $       1,378,283
                                                                  ==================       ===================

       Liabilities
        Current liabilities                                       $               -         $         142,485
        Convertible Notes Payable                                                 -                 1,387,500
                                                                  ------------------       -------------------
            Total Liabilities                                     $               -         $       1,529,985
                                                                  ==================       ===================

          The following pro forma consolidated results of operations are presented as if the acquisition of Personnel Profiles, Inc and L+R Moran had not occurred in 2001:

                                                                                                     Year Ended
                                                                                                  December 31, 2001
                                                                                                 --------------------

       Net revenue                                                                         $               1,875,852
       Net earnings (loss)                                                                               (4,063,462)
       Basic and diluted (loss) per common share                                           $                  (0.42)

          The following pro forma consolidated balance sheet is presented as if the acquisition of Personnel Profiles, Inc and L+R Moran, Inc had not occurred in 2001:

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


                         Consolidated Balance Sheet Data
                             as of December 31, 2001

       Assets:
       Current Assets                                                             $    38,313
       Fixed Assets, Net                                                               48,326
       Intangible Assets, Net                                                          10,285
       Other Assets                                                                    73,920
                                                                                  ------------
       Total Assets                                                               $   170,844
                                                                                  ============
       Liabilities:
       Cash Overdraft                                                             $    20,031
       Accounts Payable and Accrued Expenses                                          446,368
       Payroll Taxes Payable                                                          140,543
       Notes Payable-Current Portion                                                  392,626
       Convertible Notes Payable                                                      200,000
                                                                                  ------------
       Current Liabilities                                                          1,199,568

       Other Liabilities                                                            1,562,455
                                                                                  ------------
       Total Liabilities                                                          $ 2,762,023

       Stockholders' Deficiency:                                                   (2,591,179)
                                                                                  ------------
       Total Liabilities and Stockholders' Deficiency                             $   170,844
                                                                                  ============


NOTE 4 GOODWILL AND INTANGIBLES

       Goodwill

          The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows under the Career Fair segment:

       Balance, December 31, 2000                                                                 $              -
       Acquisitions                                                                                      3,469,229
       Goodwill impairment                                                                              (1,873,324)
       Amortization                                                                                       (231,860)
                                                                                                 -------------------
       Balance, December 31, 2001                                                                 $      1,364,045
       Deletions due to rescinded purchase agreements                                                    1,364,045
                                                                                                 -------------------
       Balance, December 31, 2002                                                                 $              -
                                                                                                 ===================

          Effective January 1, 2002, and pursuant to the Rescission and Settlement Agreements entered into between the Company and Personnel Profiles, Inc. and L+R Moran, the Company eliminated all goodwill associated with the acquisition of these two companies (See Notes 2 and 3).

       Intangibles

          Intangibles consisted of copyrights as of December 31, 2002 and 2001. Changes in intangibles for the years ended December 31, 2002 and 2001 consisted of the following:

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       Balance, December 31, 2000                                                                $          16,501
       Amortization                                                                                         (7,980)
                                                                                                 -------------------
       Balance, December 31, 2001                                                                $            8,521
       Amortization                                                                                         (7,546)
                                                                                                 -------------------
       Balance, December 31, 2002                                                                $             975
                                                                                                 ===================

          Amortization expense for the years ended December 31, 2002 and 2001 was approximately $8,000 and $240,000, respectively.

NOTE 5 PROPERTY AND EQUIPMENT

          Property and equipment as of December 31, 2002 and 2001 consisted of the following:

                                                                               2002                     2001
                                                                         ------------------      -------------------

       Machinery and equipment                                           $         87,107        $          87,107
       Furniture and fixtures                                                       5,618                   12,260
                                                                         ------------------      -------------------
                                                                                   92,725                   99,367
       Less: Accumulated Depreciation                                             (61,651)                 (44,659)
                                                                         ------------------      -------------------

       Property and equipment, net                                       $         31,074        $          54,708
                                                                         ==================      ===================

          Depreciation expense for the years ended December 31, 2002 and 2001 was approximately $17,000 and $11,000, respectively.

NOTE 6 NOTES PAYABLE

          Notes payable as of December 31, 2002 and 2001 consisted of the following:

                                                                               2002                     2001
                                                                         ------------------      -------------------
       First  Savings Bank,  interest rate 8.4%,  due on March           $        109,932        $         109,932
        25, 2003

       Joe & Karen Loyd                                                           206,000                  210,000

       Various other notes                                                        142,694                  142,694
                                                                         ------------------      -------------------
                                                                                  458,626                  462,626
       Less: current portion                                                     (458,626)                (392,626)
                                                                         ------------------      -------------------

       Long-Term Portion                                                 $              -        $          70,000
                                                                         ==================      ===================

          As of December 31, 2002, all of the above notes payable were in default. The note payable to the Loyd's is currently in litigation (See Note 11(B)). The First Savings Bank note payable is in default, but is secured by certificates of deposit in the amount of $113,003 held in the name of an officer and shareholder of the Company. As described in Note 14, in June 2003, the First Savings Bank and various other notes payable were assumed by certain former officers of the Company.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 7 CONVERTIBLE NOTES PAYABLE

          Convertible notes payable as of December 31, 2002 and 2001 consisted of the following:


                                                                               2002                     2001
                                                                         ------------------      -------------------

       Career Direction, Inc.                                            $        350,000        $         450,000
       Personnel Profiles, Inc.                                                         -                  437,500
       L+R Moran, Inc.                                                                  -                  950,000
                                                                         ------------------      -------------------
                                                                                  350,000                1,837,500
       Less: current portion                                                      300,000                1,587,500
                                                                         ------------------      -------------------

       Long-term portion                                                 $         50,000        $         250,000
                                                                         ==================      ===================

NOTE 8 CONVERTIBLE DEBENTURES

          On June 29, 2001 and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreement, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, due June 29, 2003 and August 13, 2003, respectively. On June 6, 2003, the maturity dates of these convertible debentures were extended to June 6, 2004 (See Note 14). The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

          The holder at its option may at any time convert all or any portion of the outstanding balance of the debenture, including accrued but unpaid interest thereon, into shares of the Company's common stock. The conversion price shall be the lower of (i) $0.85 per share, adjusted for stock splits and reverse stock splits, and (ii) 60% of the average of the lowest three inter-day trading prices of the Company's common stock during the twenty days immediately preceding the applicable conversion date. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $500,000. This amount has been recorded as interest expense and as a component of additional paid in capital in the December 31, 2001 financial statements.

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

          The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

          conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $300,000, was recorded as interest expense and as a component of additional paid in capital on the issuance date during the calendar year ended December 31, 2002.

          During the year ended December 31, 2002, the Company issued 416,666 shares of common stock to an affiliate of AJW Partners, LLC and New Millennium Capital Partners II, LLC in satisfaction of $25,000 of convertible debentures.

NOTE 9 RELATED PARTY TRANSACTIONS

          As of December 31, 2002 and 2001, the Company has a payable due to officers of $16,047 and $49,506, respectively. These amounts principally represent advances made to the Company for various expenses. This payable bears interest at the rate of 8% per annum, with interest only payable in monthly installments beginning on January 1, 1999 continuing until January 1, 2004, at which time the remaining unpaid principal and interest shall be due in full. Included in the December 31, 2002 payable is the amount of $9,000 owed to a former officer and director for advances made to the Company. These advances are non-interest bearing, unsecured and have no fixed date for repayment.

NOTE 10  STOCK OPTION PLAN

          On January 1, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Option Plan"), initially reserving an aggregate of 800,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options"), which may be granted to employees, officers, directors of and consultants to the Company. 300,000 Options were granted as of December 31, 2001 and expire January 1, 2006.

          The Options were issued with an exercise price less than the fair value of the stock on the date of grant. Accordingly, the Company recorded $326,000 of deferred compensation expense upon issuance, which was to be charged to expense over the service period and $163,000 of compensation expense related to these Options was recorded in the statement of operations for 2001.

          Effective January 2002, the Company terminated its 2001 Option Plan pursuant to its 2002 Rescission Agreements and cancelled all of its remaining outstanding stock options. Consequently, as of December 31, 2002, the Company has no stock options outstanding. The Company recorded the termination of the 2001 Option Plan and cancellation of all outstanding Options by reversing $326,000 of deferred compensation expense against additional paid in capital in the stockholders' deficiency section of the balance sheet.

NOTE 11  COMMITMENTS AND CONTINGENCIES

     (A)  Lease Agreement

          The Company is a party to a three-year office lease expiring July 31, 2004 for its Dallas, Texas corporate office. The monthly rent is $6,159. The minimum lease payments for 2003 and 2004 are $73,908 and $43,113, respectively. The Company's wholly owned subsidiary, Career Direction, Inc., leases office space in Dallas, Texas under an operating lease that expired on January 31, 2003. Thereafter, the operations and employees of Career Direction, Inc relocated to the Company's Dallas office facility.

     (B)  Legal Matters

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

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

NOTE 12  INCOME TAXES

          Income tax expense (benefit) for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                                      2002                  2001
                                                                                -----------------     -----------------
       Current:
        Federal                                                                 $             -       $              -
        State                                                                                 -                      -
        Deferred - Federal and State                                                          -                      -
        Change in valuation allowance                                                         -                      -
                                                                                -----------------     -----------------

       Income tax expense (benefit)                                             $             -       $              -
                                                                                =================     =================

          The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, as follows:

                                                                                      2002                  2001
                                                                                -----------------     -----------------


       U.S. Federal income tax provision (benefit)                              $      (254,000)      $     (1,390,000)
       Effect of unused net operating loss carryforward                                 254,000              1,390,000
                                                                                -----------------     -----------------


                                                                                $             -       $              -
                                                                                =================     =================

          The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                                      2002                  2001
                                                                                -----------------     -----------------
       Deferred tax assets:
        Net operating loss carryforward                                         $     1,961,000       $     1,707,000
                                                                                -----------------     -----------------
            Total gross deferred tax assets                                           1,961,000             1,707,000
       Less valuation allowance                                                      (1,961,000)           (1,707,000)
                                                                                -----------------     -----------------

       Net deferred tax assets                                                  $             -       $             -
                                                                                =================     =================

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

          As of December 31, 2002, the Company had a net operating loss carryforward of approximately $5,767,000 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2022. The Company recorded an increase to the valuation allowance of $254,000 at December 31, 2002 to fully offset the deferred tax asset benefit.

NOTE 13  FINANCIAL INFORMATION RELATING TO SEGMENTS

          The Company's operating activities can be divided into two major segments - career fairs and hiring solutions. Segment information as of and for the years ended December 31, 2002 and 2001 is as follows:

                                                                               2002                     2001
                                                                         ------------------      -------------------
       Segment Revenue:
        Career fairs                                                     $              -        $       1,236,403
        Hiring solutions                                                          969,294                1,847,787
                                                                         ------------------      -------------------

                                                                         $        969,294        $       3,084,190
                                                                         ==================      ===================

       Segment Loss Before Income Taxes:
        Career fairs                                                     $              -        $        (265,431)
        Hiring solutions                                                         (745,971)              (3,813,601)
                                                                         ------------------      -------------------

                                                                         $       (745,971)       $      (4,079,032)
                                                                         ==================      ===================

       Segment Assets:
        Career fairs                                                     $              -        $               -
        Hiring solutions                                                           68,900                        -
                                                                         ------------------      -------------------

                                                                         $         68,900        $               -
                                                                         ==================      ===================

NOTE 14  SUBSEQUENT EVENTS

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

          Immediately after the ClickableOil Merger transaction, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and other officers of the Company (collectively the "Sellers") providing for the sale of 100% of the stock in of the Company's subsidiaries Achievement Tec, Inc. and Career Direction, Inc. in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Sellers. The Company subsequently retired these shares.

          In connection with the sale, the Company transferred all of its assets and was relieved of approximately $1,300,000 of liabilities.

NOTE 15  GOING CONCERN

          The Company's consolidated financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $745,971 and a negative cash flow from operations of $418,273 for the year ended December 31, 2002 and a working capital deficiency of $1,434,904 and stockholders' deficiency of $3,162,150 as of December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

          Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.