Form 10QSB
period 2003-03-31
ACHIEVEMENT TEC HOLDINGS INC
filed 2003-09-23
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2003

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

  As of September 15, 2003, there were 48,391,966 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheet as of March 31, 2003 (Unaudited)

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)

           Notes to Condensed Consolidated Financial Statements as of March 31, 2003 (Unaudited)

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

ASSETS
Current assets
 Accounts receivable                                                                                $    41,678
                                                                                                    ------------
      Total Current Assets                                                                               41,678

Property & equipment - net of accumulated depreciation of $65,578                                        27,147
Intangibles, net of accumulated amortization of $18,464                                                     279
Debt issuance costs, net of accumulated amortization of $76,519                                          10,931
Due from officer                                                                                         19,744
Other assets                                                                                              2,265
                                                                                                    ------------
TOTAL ASSETS                                                                                        $   102,044
                                                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Bank overdraft                                                                                     $    53,403
 Accounts payable and accrued expenses                                                                  584,868
 Payroll taxes payable                                                                                  160,104
 Convertible notes payable - current                                                                    350,000
 Notes payable                                                                                          458,626
                                                                                                    ------------
     Total Current Liabilities                                                                        1,607,001

Convertible debentures                                                                                1,717,949
                                                                                                    ------------

TOTAL LIABILITIES                                                                                   $ 3,324,950
                                                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued and outstanding                                                              -
 Common stock, $.001 par value, 50,000,000 shares authorized,
  10,320,039 shares issued and outstanding                                                               10,320
 Additional paid-in capital                                                                           2,594,679
 Accumulated deficit                                                                                 (5,827,905)
                                                                                                    ------------
     Total Stockholders' Deficiency                                                                  (3,222,906)
                                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                      $   102,044
                                                                                                    ============
     See accompanying notes to condensed consolidated financial statements.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   For the Three       For the Three
                                                                                 Months Ended March   Months Ended March
                                                                                      31, 2003            31, 2002
                                                                                 ------------------   ------------------
REVENUE                                                                           $        223,546     $        303,086

COST OF REVENUE                                                                                  -                4,464
                                                                                 ------------------   ------------------

GROSS PROFIT                                                                               223,546              298,622
                                                                                 ------------------   ------------------

OPERATING EXPENSES
 Selling, general and administrative expenses                                              213,008              372,208
 Depreciation and amortization expenses                                                      4,623                4,278
                                                                                 ------------------   ------------------
       Total Operating Expenses                                                            217,631              376,486
                                                                                 ------------------   ------------------

INCOME (LOSS) FROM OPERATIONS                                                                5,915              (77,864)

OTHER EXPENSE
 Interest expense                                                                          (66,671)             (51,852)
                                                                                 ------------------   ------------------
        Total Other Expense                                                                (66,671)             (51,852)
                                                                                 ------------------   ------------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                           (60,756)            (129,716)

(BENEFIT) PROVISION FOR INCOME TAXES                                                             -                    -
                                                                                 ------------------   ------------------

NET LOSS                                                                          $        (60,756)    $       (129,716)
                                                                                 ==================   ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                     $          (0.01)    $          (0.01)
                                                                                 ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE PERIOD - BASIC AND DILUTED               10,320,039            9,959,829
                                                                                 ==================    =================

     See accompanying notes to condensed consolidated financial statements.

                                       2

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Three    For the Three
                                                                                         Months Ended     Months Ended
                                                                                        March 31, 2003   March 31, 2002
                                                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $    (60,756)    $   (129,716)
 Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                                                 4,623            4,278
  Amortization of goodwill and intangibles                                                     10,931           10,931
 Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                                                         (29,528)          33,512
  Other assets                                                                                    574                -
  Increase (decrease) in:
  Payroll taxes payable                                                                         6,050           57,309
  Accounts payable and accrued expenses                                                        74,555           10,715
                                                                                        --------------   --------------
          Net Cash Provided By (Used In) Operating Activities                                   6,449          (12,971)
                                                                                        --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) in due from officer                                                               (19,744)               -
                                                                                        --------------   --------------
          Net Cash (Used In) Investing Activities                                             (19,744)               -
                                                                                        --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank overdraft                                                         29,342           11,021
 Repayment of notes payable                                                                         -           (4,000)
 (Decrease) Increase in due to officer                                                        (16,047)           5,950
                                                                                        --------------   --------------
         Net Cash Provided By Financing Activities                                             13,295           12,971
                                                                                        --------------   --------------

NET INCREASE IN CASH                                                                                -                -

CASH - BEGINNING OF PERIOD                                                                          -                -
                                                                                        --------------   --------------

CASH - END OF PERIOD                                                                      $         -      $         -
                                                                                        ==============   ===============

     See accompanying notes to condensed consolidated financial statements.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (unaudited)



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

          It is suggested that the interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

          (A) Use of Estimates

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

          (B) Fair Value of Financial Instruments

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

          (C) Loss Per Share

          Net loss per common share for the three months ended March 31, 2003 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year. The effect of common stock equivalents was not used in the calculation of net loss per share since the effect would be anti-dilutive.

NOTE 3    PRINCIPLES OF CONSOLIDATION

          The accompanying condensed consolidated financial statements include the accounts of Achievement Tec Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 4    RELATED PARTY TRANSACTIONS

          As of March 31, 2003, the Company has a receivable due from officers of $19,744. This amount represents temporary advances made by the Company to officers. Included in the March 31, 2003 receivable, the Company owed $9,000 to a former officer and director for advances made to the Company. This advance is non-interest bearing, unsecured and has no fixed date for repayment.

          On April 4, 2003, an officer paid off the Company's $109,932 obligation to First Savings Bank.

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (unaudited)


          Consequently as of that date, the Company owed its officers $90,188.

NOTE 5    PAYROLL TAX PAYABLE

          In October 2002, the Company entered into an Installment Agreement with the Internal Revenue Service in connection with its unpaid payroll tax obligation for the December 31, 2001 and March 31, 2002 payroll quarters. Under the terms of the Installment Agreement, the Company is required to pay, commencing in November 2002, $4,000 per month to the Internal Revenue Service until all payroll taxes have been paid. As of March 31, 2003, the Company is in full compliance with the Installment Agreement.

NOTE 6    COMMITMENTS AND CONTINGENCIES

          (A) Legal Matters

          The Point Group vs. Career Direction, Inc. Case No. 01-02421-G in District Court, Dallas County, Texas. This is a case against Career Direction, Inc., a Texas corporation that is a wholly owned subsidiary of Achievement Tec Holdings, Inc. The case involves disputed claims over advertising charges in various newspapers around the country for career fairs. The Point Group recovered an interlocutory summary judgment for an undisputed amount of $81,000 against Career Direction, Inc., but the case never proceeded to trial. In June 2003, the Company settled The Point Group suit for $5,000. The Company will expense the settlement in its June 2003 quarterly financial statements.

          Joe Loyd and Karen Loyd vs. Career Direction, Inc., and Achievement Tec, Inc. in the District Court of Denton County, Texas, 395th
          Judicial District, Case No. 2002-60052-393. Joe Loyd and Karen Loyd are former employees and officers of Career Direction, Inc. At the present time, they have a suit pending for declaratory judgment, which, if entered, would permit them to compete in the career fair business, which was their former profession. They are presently contractually bound by a covenant not to compete and a confidentiality agreement, which would prevent them from entering a competing business. It is anticipated that they will make a claim against Career Direction, Inc., for money damages, but this amount is unknown at the present time, particularly since Career Direction, Inc., and Achievement Tec, Inc., have counterclaims against the Loyds, which will be filed in the pending suit.

NOTE 7    FINANCIAL INFORMATION RELATING TO SEGMENTS

          During 2003, the Company is one reporting segment.

NOTE 8    GOING CONCERN

          The Company's condensed consolidated financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $60,756 for the three months ended March 31, 2003, and has a working capital deficiency of $1,565,323 and a stockholders' deficiency of $3,222,906 as of March 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

          Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9    SUBSEQUENT EVENTS

          On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (unaudited)


          customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, Achievement Tec acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by Achievement Tec of approximately 43 million shares of its common stock to the holders of ClickableOil.com, Inc.

          Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com, Inc. is the accounting acquirer. As a result, the exchange was treated as a recapitalization. Subsequent to the effective date of the merger, the Company intends to change its name to ClickableOil.com, Inc.

          The new shares constitute approximately 90 percent of the outstanding shares of Achievement Tec. ClickableOil.com, Inc.'s founders have been appointed the Company's president, chief operating officer and secretary, respectively, and all have been duly appointed directors. The Company's chief executive officer prior to the merger has remained under a six-month employment agreement. Other individuals have resigned as directors of the Company, effective June 6, 2003.

          Coincident with the ClickableOil Merger transaction, the Company sold $800,000 of 10% one-year secured convertible debentures due June 6, 2004 to bondholders ("Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004, (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

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

          In connection with the sale, the Company transferred all of its assets and was relieved of approximately $1,500,000 of liabilities.

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

Financial Condition

We had net losses of $60,756 and $129,716 during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had a cash overdraft of $53,403 and current liabilities of $1,607,001. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparison Of The Three Months Ended March 31, 2003 To The Three Months Ended March 31, 2002

Revenue

Total revenue for the three months ended March 31, 2003 was $223,546 compared to $303,086 for the three months ended March 31, 2002. The total decrease of $79,540, or 26%, can be attributed principally to the continuing effects of the economy which continued to slow, thereby leading to the decrease in revenue from our employee testing and applicant selection services, as well as to the overall curtailment of our operations. During the three months ended March 31, 2003, the downsizing trend continued as companies laid off additional workers. In such a labor market, companies are less willing to allocate funds to employment solutions.

Operating Expenses

Total selling, general and administrative expenses decreased by $159,200 to $213,008 from $372,208, or 43%, from the comparative three month period ended March 31, 2002 due to the Company's curtailment of its operations which included cost reduction efforts taken with respect to the employee testing and applicant selection services.

Other Income (Expense)

Interest expense increased to $66,671 from $51,852, or $14,819, for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002, due principally to a greater amount of total debt outstanding in the current period compared to the earlier period.

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

New Accounting Pronouncements

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

LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2003, we had a cash overdraft of $53,403. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

The report of the independent certified public accountants on our financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $5,827,905. During the quarter, we significantly curtailed our operations, began forbearance discussions with our senior convertible bondholders and actively searched for a company to merge with. On June 6, 2003, we entered into an Agreement and Plan of Merger with ClickableOil.com, Inc., a corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan areas. As a result of the merger with ClickableOil.com, Inc., we sold our web-based employee testing software business and commenced operating as a heating oil company. Moreover, the maturity date for the convertible debentures in the amount of $1,717,949 was extended from May 8, 2003 and June 19, 2003 to June 6, 2004.

The Company has total liabilities and contractual obligations of $3,324,950 as of March 31, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                Payments Due by Period
                                      ----------------------------------------------------------------------------
Contractual Obligations                 Total       1 Year or Less     2-3 Years       4-5 Years     After 5 Years
-----------------------               ------------    ------------    ------------   ------------     ------------
Note Payable                          $   458,626     $   458,626     $         -    $         -      $         -
Convertible Notes                         350,000         350,000               -              -                -
Convertible Debentures                  1,717,949               -       1,717,949              -                -
Bank Overdraft, Accounts Payable
  and Accrued Expenses                    798,375         798,375               -              -                -
                                      ------------    ------------    ------------   ------------     ------------
Total Contractual Obligations         $ 3,324,950     $ 1,607,001     $ 1,717,919    $         -      $         -
                                      ============    ============    ============   ============     ============

As a result of selling our web-based employee testing software business on June 6, 2003, the Company was relieved of approximately $1,500,000 of liabilities representing all but $1.7 million of secured convertible debentures and approximately $50,000 in accounts payable.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2003 and 2002:

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities was $6,449 and $(12,971) for the three months ended March 31, 2003 and 2002, respectively. The cash provided by operating activities for the three months ended March 31, 2003 was principally the result of an increase in accounts payable, offset by a net loss of $60,756. The use of cash by operating activities in for the three months ended March 31, 2002 was principally the result of a net loss of $129,716, offset working capital changes of $101,536.

Net Cash Used In Investing Activities

We used $19,744 and $0 respectively during the three months ended March 31, 2003 or 2002 for investing activities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2003 was $13,295, attributable to a decrease in due from officer, offset in part by an increase in bank overdraft. Net cash provided by financing activities for the three months ended March 31, 2002 was $12,971 and was due principally to an increase in our bank overdraft of $11,021.

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

On June 6, 2003 and pursuant to a Purchase Agreement of even date by and between the Company and Milton Cotter, Eric Cotter, Richard Berman, David Fenner, William Stewart and Cathy Knight (the "Buyers"), the Buyers delivered 6,428,073 shares of restricted common stock to the Company that were cancelled. In connection with the sale, the Company transferred all of its assets and was relieved of approximately $1,500,000 of liabilities.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal control over financial reporting in the first quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in two legal proceedings which have not had meaningful progress in the past two years. While the outcome of the cases is uncertain, management is of the belief that the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial stability of the Company. Moreover, On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc., the above-referenced defendants.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

31.1     Certification by Chief Executive Officer and Chief
         Financial Officer pursuant to Sarbanes-Oxley Section 302:    Provided Herewith

32.1     Certification by Chief Executive Officer and Chief
         Financial Officer pursuant to 18 U.S. C. Section 1350:       Provided Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ACHIEVEMENT TEC HOLDINGS, INC.

                By:     /s/Milton S. Cotter
                        --------------------
                Name:   Milton S. Cotter
                Title:  Chief Executive Officer and Chief Financial Officer
                Date:   September 23, 2003