Form 10QSB
period 2003-06-30
ACHIEVEMENT TEC HOLDINGS INC
filed 2003-10-24
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                       For the Quarter Ended June 30, 2003

                         Commission File Number 0-23737


                         ACHIEVEMENT TEC HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    82-0290939
             --------                                    ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              identification number)


                711 South Columbus Avenue, Mount Vernon, NY 10550
                    (Address of principal executive offices)


                                 (914) 699-5190
                         (Registrant's telephone number)


   Check whether the registrant: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days (mark one): Yes [X] No [ ]



  As of September 30, 2003, there were 48,391,966 shares of the registrant's, no par value, common stock issued and outstanding





     Transmittal small business disclosure format (mark one): Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Balance Sheets as of June 30, 2003 (Consolidated) (Unaudited) and March 31, 2003

        Condensed Statements of Operations for the three months ended June 30, 2003 (Consolidated) and 2002 (Unaudited)

        Condensed Statements of Cash Flows for the three months ended June 30, 2003 (Consolidated) and 2002 (Unaudited)

        Condensed Statement of Changes in Stockholders' Deficiency for the three months ended June 30, 2003 (Consolidated) (Unaudited)

        Notes to Condensed Consolidated Financial Statements as of June 30, 2003 (Unaudited)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                                                  As of
                                                              June 30, 2003
                                                              (Consolidated)             As of
                                                               (Unaudited)          March 31, 2003
                                                       ------------------------  -----------------------
ASSETS
    Current Assets
      Cash                                                       $      51,467         $          7,917

      Accounts receivable, net of allowance for
      doubtful accounts of $3,697                                       43,295                   69,911
      Inventory                                                          9,796                   10,900
      Prepaid expenses                                                  42,595                   77,905
      Debt financing costs, net of accumulated
      amortization of $6,354                                            69,896                        -
      Other current assets                                                 556                    1,738
                                                       ------------------------  -----------------------
    Total Current Assets                                               217,605                  168,371
    Fixed Assets, net                                                   20,045                    2,767

    Other Assets                                                         1,260                        -
                                                       ------------------------  -----------------------
TOTAL ASSETS                                                     $     238,910         $        171,138
                                                       ========================  =======================

LIABILITIES & STOCKHOLDERS'
    DEFICIENCY
    Current Liabilities
      Accounts payable and accrued expenses                      $     564,719         $        317,891
      Due to related parties                                           516,090                  539,665
      Notes payable - related party                                    459,000                  459,000
      Convertible debentures, net of discount of
      $275,000                                                       1,742,949                        -
      Common Stock to be issued                                         75,000                        -
      Customer deposits                                                 18,720                   20,166
                                                       ------------------------  -----------------------
    Total Current Liabilities
                                                                     3,376,478                1,336,722
                                                       ------------------------  -----------------------
TOTAL LIABILITIES                                                    3,376,478                1,336,722
                                                       ========================  =======================

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

      Preferred stock $.001 per value, 10,000,000
      shares authorized, none issued and outstanding                         -                        -
      Common stock, $.001 par value, 50,000,000 shares
      authorized, 46,891,966 and 43,000,000 shares
      issued and outstanding, respectively                              46,892                   43,000
      Additional paid-in capital                                    (1,204,159)                 563,000
      Accumulated deficit                                           (1,980,301)              (1,771,584)
                                                       ------------------------  -----------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                      (3,137,568)              (1,165,584)


TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                                   $     238,910          $       171,138
                                                       ========================  =======================

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For The Three Months Ended June 30,
                                                            --------------------------------------

                                                                  2003                  2002
                                                             (Consolidated)
                                                       ------------------------  ----------------------
SALES                                                            $     188,811         $       134,103
Cost of sales                                                          176,711                 123,459
                                                       ------------------------  ----------------------
Gross margin                                                            12,100                  10,644
                                                       ------------------------  ----------------------

OPERATING EXPENSES
   Selling, general and administrative expense                         166,388                  86,516
   Depreciation and amortization expense                                 6,864                     660
                                                       ------------------------  ----------------------
TOTAL OPERATING EXPENSES                                               173,252                  87,176
                                                       ------------------------  ----------------------

Loss from operations                                                  (161,152)                (76,532)

OTHER INCOME (EXPENSE)
   Other income                                                             49                       -
   Interest expense, net                                               (47,614)                    (39)
                                                       ------------------------  ----------------------
TOTAL OTHER INCOME (EXPENSE)                                           (47,565)                    (39)
                                                       ------------------------  ----------------------

NET LOSS                                                         $    (208,717)        $       (76,571)
                                                       ========================  ======================
LOSS PER SHARE                                                   $       (.005)        $         (.008)
                                                       ========================  ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
BASIC AND DILUTED                                                   44,384,004              10,065,094
                                                       ========================  ======================

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              For the Three Months Ended June 30,
                                                            --------------------------------------
                                                                  2003                  2002
                                                              (Consolidated)
                                                       ------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $    (208,717)        $       (76,571)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                         6,864                     660
   Beneficial conversion expense                                        25,000                       -
   Bad debt expense                                                      3,697                       -
   Stock issued for services                                            75,000                       -

  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                 22,920                  61,446
    Inventory                                                            1,104                  (1,317)
    Prepaid expenses                                                    35,310                   2,165
    Other assets                                                           (78)                  5,308
    Increase (decrease) in:
    Accounts payable and accrued expenses                              (98,491)                 14,503
    Customer deposits                                                   (1,446)                (33,570)
                                                       ------------------------  ----------------------

  Net cash used in operating activities                               (138,837)                (27,376)
                                                       ------------------------  ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Acquisition of fixed assets                                         (17,788)                      -
                                                       ------------------------  ----------------------
  Net cash used in investing activities                                (17,788)                      -
                                                       ------------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in cash overdraft                                               -                   5,886
    Proceeds from issuance of convertible debentures                   300,000                       -
    Due to related parties                                             (23,575)                  8,000
    Payments of financing costs                                        (76,250)                      -
                                                       ------------------------  ----------------------

  Net cash provided by financing activities                            200,175                  13,886
                                                       ------------------------  ----------------------

NET INCREASE (DECREASE) IN CASH                                         43,550                 (13,490)
    Cash, beginning of period                                            7,917                  13,490
                                                       ------------------------  ----------------------
    Cash, end of period                                          $      51,467         $             -
                                                       ========================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                     $           0         $             0
                                                       ========================  ======================
    Cash paid during the period for taxes                        $           0         $             0
                                                       ========================  ======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization, $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)



                                                                      Additional                              Total
                                          Common Stock                 Paid-In          Accumulated        Stockholder's
                                   Shares            Amount            Capital           Deficit            Deficiency
                               -------------     -------------       -------------      -------------      -------------
Balance, April 1, 2003           43,000,000      $     43,000        $    563,000       $ (1,771,584)      $ (1,165,584)

Recapitalization as a result
of merger in June 2003           10,320,039            10,320          (2,073,587)                 -         (2,063,267)

Cancellation of shares on
 sale of Career
 Direction, Inc. and ACHT,
 Inc.                            (6,428,073)           (6,428)              6,428                  -                  -

Beneficial conversion feature
 on debentures                            -                 -             300,000                  -            300,000

Net loss for the period                   -                 -                   -           (208,717)          (208,717)
                               -------------     -------------       -------------      -------------      -------------
Balance June 30, 2003
(Consolidated)                   46,891,966      $     46,892        $ (1,204,159)      $ (1,980,301)      $ (3,137,568)
                               =============     =============       =============      =============      =============

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

          The accompanying unaudited financial statements reflect Achievement Tec Holdings, Inc.'s ("Achievement Tec" or the "Company") adoption of the fiscal year end of March 31, which is the fiscal year end of ClickableOil.com, Inc., the accounting acquirer. See Description of Business below.

          It is suggested that the interim consolidated financial statements be read in conjunction with the audited financial statements for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on Form 8-K/A.

          (A)   Description   of  Business   and  Basis  of   Presentation   and
          Consolidation

          On June 6, 2003, Achievement Tec Holdings, Inc. entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company, to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, Achievement Tec acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by Achievement Tec of 43 million shares of its common stock to the holders of ClickableOil.com, Inc.

          Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com, Inc. is the accounting acquirer. As a result, the exchange was treated as a recapitalization and the Company adopted the March 31 fiscal year of ClickableOil.com, Inc. Subsequent to the effective date of the merger, the Company intends to change its name to ClickableOil.com, Inc.

          Accordingly, these condensed consolidated financial statements include the following:

          1. The balance sheet as of June 30, 2003 consists of the net assets of the legal acquirer at historical cost and the net assets of the accounting acquirer at historical cost. The balance sheet as of March 31, 2003 consists of the net assets of the accounting acquirer at historical cost.

          2. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the legal acquirer from the date of the merger.

          All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

          ClickableOil.com, Inc. was incorporated in the State of Delaware on April 4, 2000 to provide a low cost and highly efficient means of servicing the heating oil market through an Internet based approach. The Company's business model streamlines the process of heating oil ordering and delivering by providing an accessible single point of contact for the customer.

          (B) Revenue Recognition

          The Company recognizes revenue at the time heating oil is delivered to customers.

          (C) Inventory

          Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

          (D) Fixed Assets, Net

          Fixed assets, net are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years (See
          Note 3).

          (E) Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset arising from the Company's ability to carry forward its net operating losses to future years has been fully offset by a valuation allowance.

          (F) Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (G) Fair Value of Financial Instruments

          The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and related party payables, approximate fair value due to the short-term maturities of these instruments.

          (H) Advertising Costs

          Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred.

          (I) Loss Per Share

          Basic and diluted net loss per common share are computed based upon the weighted average common shares outstanding. Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the period. Common stock equivalents are not considered in the diluted earnings per share calculation because the effect would have been anti-dilutive.

          (J) Long-Lived Assets

          The Company reviews long-lived assets for impairment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

          (K) Recent Accounting Pronouncements

          In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

          Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

          Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

          In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

          Management does not believe the adoption of these statements will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2    PREPAID EXPENSES

          Prepaid expenses as of June 30, 2003 and March 31, 2003 consist of the following:

                                                 June 30, 2003             March 31, 2003
                                                ---------------           ----------------
            Prepaid legal                       $       31,500            $        60,000
            Prepaid Insurance                            8,845                     15,405
            Other                                        2,250                      2,500
                                                ---------------           ----------------
                                                $       42,595            $        77,905
                                                ===============           ================


NOTE 3    FIXED ASSETS

          Fixed assets as of June 30, 2003 and March 31, 2003 consist of the following:

                                                 June 30, 2003             March 31, 2003
                                                ---------------           ----------------
            Office equipment                    $       26,703            $         8,915
            Less: accumulated depreciation              (6,658)                    (6,148)
                                                ---------------           ----------------
                                                $       20,045            $         2,767
                                                ===============           ================

          Total depreciation expense for the three months ended June 30, 2003 and 2002 was $510 and $660, respectively.

NOTE 4    RELATED PARTY TRANSACTIONS

          During the three months ended June 30, 2003, the Company purchased oil for resale from NRG Heat & Power, LLC, an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, in the amount of $92,321. Amounts due to this supplier are included in the obligation Due to Related Parties in the accompanying balance sheets.

          During the three months ended June 30, 2003, the Company had fuel sales of $1,003 to Flaw, Inc., a company owned by Messrs. Cirillo and Pipolo.

          During the three months ended June 30, 2003, the Company repaid non-interest bearing advances from NRG Heat & Power, LLC in the amount $23,575. As of June 30, 2003 and March 31, 2003, the non-interest bearing advances of $516,090 and $539,665, respectively, are included in due to related parties in the accompanying balance sheets.

          During the fiscal year ended March 31, 2002, the Company signed a note payable for consulting services with NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and Rodgers in the amount of $309,000. During the year ended March 31, 2003, the note was renewed for an additional term of one year. During the fiscal year ended March 31, 2003, the Company signed a note payable for consulting services with NexGen

          Energy, LLC in the amount of $150,000. Accrued interest as of June 30, 2003 was $34,913, which is included in accounts payable and accrued expenses. The notes, which accrue interest at a rate of 7% per annum, were originally due on October 1, 2003 and have been extended indefinitely. The total of $459,000 for the two notes is included in notes payable-related party in the accompanying balance sheets.

NOTE 5    CONVERTIBLE DEBENTURES

          On June 29, 2001 and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreements, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, due June 29, 2003 and August 13, 2003, respectively. The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

          On May 8, 2002, the Company entered into an additional secured convertible debentures purchase agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd., whom are all stockholders of the Company, whereby the Company sold $300,000 of one year 10% Secured Convertible Debentures due May 8, 2003, convertible into shares of the Company's common stock. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date.

          On June 6, 2003, the Company entered into a debt modification and extension agreement with the above bondholders wherein the bondholders agreed to (i) extend the maturity of all of the Company's then existing convertible debentures, as described above, to June 6, 2004,
          (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

          Also on June 6, 2003 and coincident with the ClickableOil Merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures due June 6, 2004 and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the three day lowest bid price during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have a conversion price equal to the average of the three day lowest bid price during the twenty trading days immediately preceding the filing of a registration statement.

          As of June 30, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 to occur at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 of stock purchase warrants on the above closing. There is no assurance that the Company will realize the proceeds from the additional issuances of convertible debt.

          The warrants have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 00.00%, risk-free interest rate 4.50%, expected option life 5 years. At June 30, 2003, no warrants have been exercised.

          The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $300,000, was recorded as a discount on the debt and as a component of additional paid-in capital and accreted over a 12 month period as interest expense in accordance with EITF 00-27. For the three months ended June 30, 2003, the Company accreted $25,000 of debt discount as interest expense.

          As of June 30, 2003, interest of $286,771 in the aggregate, is accrued on all of the debentures, and is included in accounts payable and accrued expenses.

          As of June 30, 2003, the Company owed in the aggregate $1,742,949, net of debt discount of $275,000 on all of the convertible debentures.

NOTE 6    STOCKHOLDERS' DEFICIENCY

          (A) Stock Issued In Recapitalization

          On June 30, 2003 and June 6, 2003, the Company issued 5,000,000 and 38,000,000 shares, respectively, of restricted common shares to the former shareholders of ClickableOil.com, Inc. pursuant to the terms of the June 6, 2003 Agreement and Plan of Merger between ClickableOil.com, Inc. and ClickableOil Acquisition Corp., a wholly owned subsidiary of the Company.

          (B) Stock To Be Issued For Services

          On June 30, 2003, the Company's Board of Directors approved the issuance of 750,000 shares each or 1,500,000 shares in the aggregate to consultants, having a value of $37,500 each or $75,000 in the aggregate for professional service rendered. These shares were issued on July 2, 2003 and have been included as a current liability on the balance sheet as Common Stock to be issued.

          (C) Stock Cancellation

          On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and other officers of the Company (collectively the "Sellers") providing for the sale of 100% of the stock of the Company's then inactive subsidiaries, Achievement Tec, Inc. and Career Direction, Inc., in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Sellers. The Company subsequently retired these shares. These subsidiaries ceased operations on or before March 31, 2003 and consequently had no impact on the Company's loss from operations for the three months ended June 30, 2003.

          As described in the Supplemental Disclosure presented on the Condensed Statements of Cash Flows, no assets, but certain obligations of ACHT, Inc and Career Direction, Inc., have been retained by the accounting acquirer.

NOTE 7    COMMITMENTS AND CONTINGENCIES

          The Company is contingently liable in one legal proceeding which has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

          On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement Tec, Inc. and Career Direction, Inc., the defendants. The Buyers have agreed to indemnify the Company for any liabilities that may arise from this litigation.

          Operating Lease

          On April 1, 2003, the Company entered into an operating lease agreement with an unrelated third party for its administrative offices. The term of the lease is for twenty four months commencing on June 1, 2003. The monthly rent is $1,260. Future minimum lease payments under the term of the operating lease is as follows as of June 30, 2003:


           2004                  $        11,340
           2005                           15,120
           2006                            2,520
                                 ----------------

                                 $        28,980
                                 ================


          Forward Purchase Commitment

          In May 2003, the Company entered into two contracts with an unrelated supplier to purchase approximately 84,000 gallons of heating oil to be received from December 2003 through February 2004. Amounts due under these contracts total approximately $66,000 and are payable as deliveries are received by the Company. The contracts specify that the Company is to provide a satisfactory letter of credit or prepay prior to delivery. If the Company fails to perform, they shall be in default and held liable for damages. In the event of late payment, the contracts contain a provision for interest at the rate of 2% over prime.

NOTE 8    GOING CONCERN

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying financial statements, the Company has a net loss of $208,717 and a negative cash flow from operations of $138,837 for the three months ended June 30, 2003, and a working capital deficiency of $3,158,873 and a stockholders' deficiency of $3,137,568 at June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include raising of capital through a merger with another viable company to develop its products and market such products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the March 31, 2003 audited financial statements and notes thereto included in the Company's amended Form 8-K.

          Financial Condition

          We had net losses of $208,717 and $76,571 during the three months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had a cash balance in the amount of $51,467 and current liabilities of $3,376,478, including obligations of $975,090 and $1,742,949 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Comparison Of The Three Months Ended June 30, 2003 To The Three Months Ended June 30, 2002

          Overall Results Of Operations

          For the three months ended June 30, 2003, we incurred an overall loss of $(208,717), or ($.005) per share, which was an increase of $132,146 from the net loss of $(76,571) or $(.008) per share for the prior period. The net loss for the three months ended June 30, 2003 includes $100,000 of non cash expense relating to $75,000 of stock issued for professional fees and $25,000 of debt discount expense.

          Sales

          Total sales revenue for the three months ended June 30, 2003 was $188,811 compared to $134,103 for the three months ended June 30, 2002. The total increase of $54,708, or 41%, can be attributed principally to an increase in gallons sold from 134,818 to 163,233 a 21% increase, and partially by an increase in the average selling price per gallon. The increase in gallons sold is attributable to the favorable impact of cold weather experienced in the winter of 2002-2003, as well as a larger customer base.

          Gross Profit

          Gross profit increased by $1,456 to $12,100, or 14%, for the three months ended June 30, 2003 compared to $10,644 for the three months ended June 30, 2002, while gross margin decreased to 6% from 8% for the periods due to higher overall market pricing for fuel oil.

          Operating Expenses

          Total selling, general and administrative expenses increased by $79,872 to $166,388 from $86,516 from the comparative three month period ended June 30, 2002 due principally to the issuance of $75,000 of stock for professional services rendered during the three months ended June 30, 2003 and an increase in credit card fees which are a fixed percentage of the dollar volume of sales.

          Other Income (Expense)

          Interest expense increased to $47,614 from $39, or $47,575, for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002, due to a greater amount of total debt outstanding in the current period compared to the earlier period.

          Significant Accounting Policies

          Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
          Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies, except for small business filers, to include a discussion to address, among other things, liquidity, off-balance sheet arrangement, contractual obligations and commercial commitments.

          Long-Lived Assets

          The Company reviews long-lived assets for impairment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

          Revenue Recognition

          The Company recognizes revenue at the time heating oil is delivered to customers.

          New Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

          In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a

          QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

          LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2003, we had a cash balance of $51,467. We do not have any available lines of credit. Since inception we have financed our operations through loans from related parties and from private placements of both debt and equity.

          The report of the independent certified public accountants on our financial statements as of March 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $3,137,568. On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, the Company acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the Company's issuance of 43 million shares of its common stock to the shareholders of ClickableOil.com, Inc.

          Coincident with the ClickableOil Merger transaction, the Company sold $800,000 of 10% one-year secured convertible debentures due June 6, 2004 to certain bondholders, who are accredited investors (the "Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004, (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

          As of June 30, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 to occur at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. There is no assurance that the Company will realize the proceeds from the additional issuance of convertible debt.

          The Company has total liabilities and contractual obligations of $3,376,478 as of June 30, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                             Payments Due by Period

Contractual Obligations                       Total                  One Year or Less         More than One Year
-----------------------                 -----------------           ------------------        ------------------
Due to Related Parties                  $        516,090            $         516,090         $               -
Notes Payable - Related Parties                  459,000                      459,000                         -
Convertible Debentures                         1,742,949                    1,742,949                         -
Common Stock to be Issued                         75,000                       75,000                         -
Accounts Payable and Accrued
  Expenses                                       583,439                      583,439                         -
                                        -----------------           ------------------        ------------------
Total Contractual Obligations           $      3,376,478            $       3,376,478         $               -
                                        =================           ==================        ==================

          The Company has also entered into two forward purchase commitments with an unrelated supplier to purchase approximately 84,000 gallons of heating oil to be received from December 2003 through February 2004. Amounts due under these contracts total approximately $66,000 and are payable as deliveries are received by the Company. The contracts specify that the Company is to provide a satisfactory letter of credit or prepay prior to delivery. If the Company fails to perform, they shall be in default and held liable for damages. In the event of late payment, the contracts contain a provision for interest at the rate of 2% over prime.

          Below is a discussion of our sources and uses of funds for the three months ended June 30, 2003 and 2002.

          Net Cash Used In Operating Activities

          Net cash used in operating activities was $138,837 and $27,376 for the three months ended June 30, 2003 and 2002, respectively. The cash used in operating activities for the three months ended June 30, 2003 was principally the result of a net loss of $208,717, offset by non-cash charges of $110,561, and a decrease in accounts payable of $98,491. The use of cash in operating activities for the three months ended June 30, 2002 was principally the result of a net loss of $76,571, offset by a decrease in accounts receivable of $61,446.

          Net Cash Used In Investing Activities

          We used $17,788 and $0, respectively, during the three months ended June 30, 2003 and 2002 for the acquisition of fixed assets, principally a computer software fuel system program in the 2003 period.

          Net Cash Provided By Financing Activities

          Net cash provided by financing activities for the three months ended June 30, 2003 was $300,000, attributable to the sale of convertible debentures in connection with the Merger Transaction, offset by $76,250 of debt financing costs. Net cash provided by financing activities for the three months ended June 30, 2002 was $13,886 due to an increase in our bank overdraft.

          ITEM 3. CONTROLS AND PROCEDURES

          (a)  Evaluation of Disclosure Controls and Procedures

          As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

          (b)  Changes in Internal Controls

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

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

ITEM 1.   LEGAL PROCEEDINGS

The Company is contingently liable in one legal proceeding which has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company. On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and Milton Cotter, Eric Cotter, Richard Berman and other former officers of the Company (collectively the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc., the defendants. The Buyers have agreed to indemnify the Company for any liabilities that may arise from this litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

All issuances of common stock have been valued based on the closing price of the stock as of the date that the Company's Board of Directors approved the grant of share.

On July 2, 2003, the Company issued 750,000 shares each or 1,500,000 in the aggregate, to The BZT Trust and the Prodigy Trust, respectively, having an aggregate value of $75,000 for professional services rendered.

On June 30, 2003 and June 6, 2003, the Company  issued  5,000,000 and 38,000,000 shares, respectively, of restricted common shares to the former shareholders of ClickableOil.com, Inc. pursuant to the terms of the June 6, 2003 Agreement and Plan of Merger between ClickableOil.com, Inc. and ClickableOil Acquisition Corp., a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, Michael J Connor and The James Group, Inc each received 2,150,000 shares of restricted common stock and DGN Holdings, LLC received 38,700,000 shares of restricted common stock.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

31.1 Certifications by President and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302: Provided Herewith

32.1 Certifications by President and Chief Financial Officer pursuant to 18 U.S.
     C. Section 1350: Provided Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACHIEVEMENT TEC HOLDINGS, INC.

                                              By:    /s/Nicholas Cirillo, Jr.
                                                     -----------------------
                                              Name:  Nicholas Cirillo, Jr.
                                              Title: President
                                              Date:  October 24, 2003