Form 10QSB
period 2003-09-30
ACHIEVEMENT TEC HOLDINGS INC
filed 2003-12-04
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

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

Yes [X]           No [ ]


          As of November 15, 2003, there were 48,391,966 shares of the registrant's, $.001 value, common stock issued and outstanding

     Transmittal small business disclosure format (mark one): Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Condensed  Balance  Sheets as of  September  30,  2003  (Consolidated)
               (Unaudited) and March 31, 2003

          Condensed  Statements of Operations for the three and six months ended
               September 30, 2003 (Consolidated) and 2002 (Unaudited)

          Condensed  Statements of Cash Flows for the six months ended September
               30, 2003 (Consolidated) and 2002 (Unaudited)

          Condensed Statement of Changes in Stockholders' Deficiency for the six months ended September 30, 2003 (Consolidated) (Unaudited)

          Notes to Condensed  Consolidated  Financial  Statements as of
               September 30, 2003 (Unaudited)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS

                                                                           As of
                                                                       September 30, 2003
                                                                       (Consolidated)                     As of
                                                                        (Unaudited)                  March 31, 2003
                                                            -------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                             $       13,321               $      7,917
    Accounts receivable, net of allowance for
    doubtful accounts of $3,697                                              37,154                     69,911
    Inventory                                                                11,251                     10,900
    Prepaid expenses                                                         34,160                     77,905
    Debt financing costs, net of accumulated
    amortization of $25,417 and $0                                           50,833                          -
    Other current assets                                                     16,585                      1,738
                                                            -------------------------------------------------------------
Total Current Assets                                                        163,304                    168,371
Fixed Assets, Net                                                            20,294                      2,767
Other Assets                                                                  1,260                          -
                                                            -------------------------------------------------------------
TOTAL ASSETS                                                         $      184,858               $    171,138
                                                            =============================================================

LIABILITIES & STOCKHOLDERS'
   DEFICIENCY

Current Liabilities
    Accounts payable and accrued expenses                            $      653,140                $   317,891
    Due to related parties                                                  532,794                    539,665
    Notes payable - related parties                                         459,000                    459,000
    Convertible debentures, net of discount of
    $200,000                                                              1,817,949                          -
    Customer deposits                                                        41,302                     20,166
                                                            --------------------------------------------------------------
Total Current Liabilities                                                 3,504,185                  1,336,722
                                                            --------------------------------------------------------------

TOTAL LIABILITIES                                                         3,504,185                  1,336,722
                                                            --------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and
      outstanding                                                                 -                          -
    Common stock, $.001 par value, 50,000,000
      shares authorized, 48,391,966 and 43,000,000
      shares issued and outstanding, respectively                            48,392                     43,000
    Additional paid-in capital                                           (1,130,659)                   563,000
    Accumulated deficit                                                  (2,237,060)                (1,771,584)
                                                            --------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                           (3,319,327)                (1,165,584)
                                                            --------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                                         $      184,858                $   171,138
                                                            ==============================================================

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For The Three Months Ended                   For The Six Months Ended
                                                        September 30,                               September 30,
                                         -----------------------------------------------------------------------------------------
                                                 2003                  2002                  2003                  2002
                                            (Consolidated)                              (Consolidated)
                                         -----------------------------------------------------------------------------------------
SALES                                    $         64,563        $       57,707         $      253,374        $       191,810
Cost of sales
                                                   56,634                63,576                233,345                187,035
                                         -----------------------------------------------------------------------------------------
GROSS PROFIT
                                                    7,929                (5,869)                20,029                  4,775
                                         -----------------------------------------------------------------------------------------

OPERATING EXPENSES
    Selling, general and administrative
      expenses                                    105,622                86,055                272,010                172,571
    Depreciation and amortization expense
                                                   20,113                   287                 26,977                    947
                                         -----------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES
                                                  125,735                86,342                298,987                173,518
                                         -----------------------------------------------------------------------------------------

Loss From Operations
                                                 (117,806)              (92,211)              (278,958)              (168,743)
OTHER INCOME (EXPENSE)
    Other income
                                                        4                     -                     53                      -
    Interest expense
                                                 (138,957)              (13,339)              (186,571)               (13,378)
                                         -----------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE
                                                 (138,953)              (13,339)              (186,518)               (13,378)
                                         -----------------------------------------------------------------------------------------
NET LOSS                                  $      (256,759)       $     (105,550)        $     (465,476)        $     (182,121)
                                         =========================================================================================
LOSS PER SHARE                            $         (.005)       $         (.01)        $         (.01)        $         (.02)
                                         =========================================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTATANDING, BASIC AND
DILUTED
                                               48,375,662            10,320,039             46,068,557             10,320,039
                                         =========================================================================================

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                                        September 30,
                                                                       -------------------------------------------------
                                                                                 2003                       2002
                                                                            (Consolidated)
                                                                       -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $    (465,476)                  $       (182,121)

  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                          26,977                                947

       Beneficial conversion expense                                         100,000                                  -

       Stock issued for services                                              75,000

  Changes in operating assets and liabilities:
     (Increase) decrease in:

       Accounts receivable                                                    32,757                             74,633

       Inventory                                                                (351)                             5,878

       Prepaid expenses                                                       43,745                             10,010

       Other assets                                                          (16,107)                             5,308

  Increase (decrease) in:

       Accounts payable and accrued expenses                                 (10,070)                          (149,275)

       Customer deposits                                                      21,137                             53,530
                                                                       -------------------------------------------------
  Net cash (used in)operating activities                                     (192,388)                          (181,090)
                                                                       -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of fixed assets                                             (19,087)                                 -

                                                                       -------------------------------------------------

     Net cash (used in) investing activities                                 (19,087)                                 -
                                                                       -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments of financing costs                                             (76,250)

     Increase (decrease) in due to related parties                            (6,871)                           179,864

     Proceeds from issuance of convertible debentures                        300,000                                  -
                                                                       -------------------------------------------------

     Net cash provided by financing activities                               216,879                            179,864
                                                                       -------------------------------------------------

NET INCREASE (DECREASE) IN CASH
                                                                               5,404                             (1,226)
CASH, BEGINNING OF PERIOD
                                                                               7,917                             13,490
                                                                       -------------------------------------------------
CASH, END OF PERIOD
                                                                       $      13,321                   $         12,264
                                                                       =================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization, $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

     See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                             Additional
                                                      Common Stock            Paid in        Accumulated       Stockholders'
                                                  Shares         Amount       Capital          Deficit          Deficiency
                                               --------------   -----------   ------------   ---------------   ---------------------

Balance, April 1, 2003                           43,000,000    $   43,000    $   563,000    $   (1,771,584)   $         (1,165,584)

Recapitalization as a result of merger in
June 2003                                        10,320,039        10,320     (2,073,587)                -              (2,063,267)

Beneficial conversion feature on debentures               -             -        300,000                 -                 300,000

Cancellation of shares on sale of Career
Direction, Inc. and ACHT, Inc.                   (6,428,073)       (6,428)         6,428                 -                       -

Stock issued for services                         1,500,000         1,500         73,500                 -                  75,000

Net loss for the period                                   -             -              -          (465,476)               (465,476)

                                              --------------   -----------   ------------   ---------------   ---------------------

Balance, September 30, 2003 (Consolidated)       48,391,966    $   48,392    $(1,130,659)   $   (2,237,060)   $         (3,319,327)
                                              ==============   ===========   ============   ===============   =====================

      See accompanying notes to condensed consolidated financial statements

                 ACHIEVEMENT TEC HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

          The accompanying unaudited financial statements reflect Achievement Tec Holdings, Inc.'s ("Achievement Tec" or the "Company") adoption of the fiscal year end of March 31, which is the fiscal year end of ClickableOil.com, Inc., the accounting acquirer. See Description of Business and Basis of Presentation below.

          It is suggested that the unaudited interim consolidated financial statements be read in conjunction with the audited financial statements for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on Form 8-K/A.

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

          Accordingly, these condensed consolidated financial statements include the following:

          1. The balance sheet as of September 30, 2003 consists of the net assets of the legal acquirer at historical cost and the net assets of the accounting acquirer at historical cost. The balance sheet as of March 31, 2003 consists of the net assets of the accounting acquirer at historical cost.

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

          (D) Fixed Assets, Net

          Fixed assets, net are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years.

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

NOTE 2 RELATED PARTY TRANSACTIONS

          During the six months ended September 30, 2003, the Company's non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC,an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company decreased in the net amount of $6,871. During this six month period, the Company purchased oil for resale from NRG Heat & Power, LLC in the amount of $117,061. As of September 30, 2003, this non-interest bearing obilgation of $532,794 is included in due to related parties in the accompanying balance sheets.

          During the six months ended September 30, 2003, the Company had fuel sales of $1,003 to Flaw, Inc., a company owned by Messrs. Cirillo and Pipolo.


          During the fiscal year ended March 31, 2002, the Company signed a note payable for consulting services with NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and Rodgers in the amount of $309,000. During the year ended March 31, 2003, the note was renewed for an additional term of one year. During the fiscal year ended March 31, 2003, the Company signed a note payable for consulting services with NexGen Energy, LLC in the amount of $150,000. Accrued interest as of September 30, 2003 was $42,946, which is included in accounts payable and accrued expenses. The notes, which accrue interest at a rate of 7% per annum, were originally due on October 1, 2003 and have been extended orally through March 31, 2004. The total of $459,000 for the two notes is included in notes payable-related party in the accompanying balance sheets.

NOTE 3 CONVERTIBLE DEBENTURES

          On June 29, 2001 and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC. Pursuant to the Purchase Agreements, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, originally due June 29, 2003 and August 13, 2003, respectively. The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

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

          Also on June 6, 2003 and coincident with the ClickableOil Merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures due June 6, 2004 and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date is

          50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have a conversion price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

          Simultaneous with the merger discussed in Note 1 A, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 to occur at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 of stock purchase warrants on the above closing. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures and issued an additional 1,500,000 stock purchase warrants subsequent to becoming current in all of its SEC filings. There is no assurance that the Company will realize the proceeds from the last issuance of convertible debt.

          The warrants have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 00.00%, risk-free interest rate 4.50%, expected option life 5 years. As of September 30, 2003, no warrants have been exercised.

          The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $300,000, was recorded as a discount on the debt and as a component of additional paid-in capital and accreted over a 12 month period as interest expense in accordance with EITF 00-27. For the three and six months ended September 30, 2003, the Company accreted $75,000 and $100,000, respectively, of debt discount as interest expense.

          As of September 30, 2003, interest of $351,794 in the aggregate, is accrued on all of the debentures, and is included in accounts payable and accrued expenses.

          As  of  September  30,  2003,   the  Company  owed  in  the  aggregate
          $1,817,949, net of debt discount of $200,000 on all of the convertible debentures.

NOTE 4 STOCKHOLDERS' DEFICIENCY

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

          (B) Stock Issued For Services

          On June 30, 2003, the Company's Board of Directors approved the issuance of 750,000 shares each or 1,500,000 shares in the aggregate to consultants, having a value of $37,500 each or $75,000 in the aggregate for professional service rendered. These shares were issued on July 2, 2003 and have been valued at $.05 per share.

          (C) Stock Cancellation

          On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and other officers of the Company (collectively the "Sellers") providing for the sale of 100% of the stock of the Company's then inactive subsidiaries, Achievement Tec, Inc. and Career Direction, Inc., in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the

          Sellers.   The  Company   subsequently  retired  these  shares.  These
          subsidiaries ceased operations on or before March 31, 2003 and consequently had no impact on the Company's loss from operations for the six months ended September 30, 2003.

          As described in the Supplemental Disclosure presented on the Condensed Statements of Cash Flows, no assets, but certain obligations of ACHT, Inc and Career Direction, Inc., have been retained by the accounting acquirer.

NOTE 5 COMMITMENTS AND CONTINGENCIES

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

NOTE 6 GOING CONCERN

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $465,476 and a negative cash flow from operations of $192,388 for the six months ended September 30, 2003, and a working capital deficiency of $3,340,881 and a stockholders' deficiency of $3,319,327 as of September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

          Financial Condition

          We had net losses of $465,476 and $182,121 during the six months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, we had a cash balance of $13,321 and current liabilities of $3,504,185, including obligations of $991,794 and $1,817,949 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          Comparison Of The Three Months Ended September 30, 2003 To The Three Months Ended September 30, 2002

          Overall Results Of Operations

          For the three months ended September 30, 2003, we incurred an overall loss of $(256,759), or ($.005) per share, which was an increase of $151,209 from the net loss of $(105,550) or $(.01) per share for the prior year period. The net loss for the three months ended September 30, 2003 includes $75,000 of non-cash expense relating to debt discount expense, as well as increased interest expense attributable to increased debt.

          Sales

          Total sales revenue for the three months ended September 30, 2003 was $64,563 compared to $57,707 for the three months ended September 30, 2002. The total increase of $6,856, or 12%, can be attributed principally to an increase in gallons sold and partially by an increase in the average selling price per gallon. The increase in gallons sold is attributable to a slightly larger customer base.

          Gross Profit

          Gross profit improved by $13,798 to $7,929 for the three months ended September 30, 2003 compared to $(5,869) for the three months ended September 30, 2002, with gross margin increasing to 12% from (10)% for the periods due to higher overall market pricing for fuel oil.

          Operating Expenses

          Total selling, general and administrative expenses increased by $19,567 to $105,622 for the three months ended September 30, 2003 from $86,055 for the three months ended September 30, 2002 due principally to an increase in accrued officer salaries.

          Other Income (Expense)

          Interest expense increased to $138,957 from $13,339, or $125,618, for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002, due to a greater amount of total debt outstanding in the current period compared to the earlier period, as well as $75,000 of related debt discount expense.

          Comparison Of The Six Months Ended September 30, 2003 To The Six Months Ended September 30, 2002

          Overall Results Of Operations

          For the six months ended September 30, 2003, we incurred an overall loss of $(465,476), or ($.01) per share, which was an increase of $283,355 from the net loss of $(182,121) or $(.02) per share for the prior period. The net loss for the six months ended September 30, 2003 includes $175,000 of non-cash expense relating to $75,000 of stock issued for professional fees and $100,000 of debt discount expense, as well as an increase in interest expense of $173,193 attributable to increased debt.

          Sales

          Total sales revenue for the six months ended September 30, 2003 was $253,374 compared to $191,810 for the six months ended September 30, 2002. The total increase of $61,564, or 32%, can be attributed principally to an increase in gallons sold and partially by an increase in the average selling price per gallon. The increase in gallons sold is attributable to a slightly larger customer base.

          Gross Profit

          Gross profit increased by $15,254 to $20,029, or 319%, for the six months ended September 30, 2003 compared to $4,775 for the six months ended September 30, 2002, while gross margin increased to 8% from 2% for the periods due to higher overall market pricing for fuel oil.

          Operating Expenses

          Total selling, general and administrative expenses increased by $99,493 to $272,010 from $172,571 for the comparative six month period ended September 30, 2002 due principally to the issuance of $75,000 of stock for professional services rendered during the six month period ended September 30, 2003, an increase in accrued officer salaries and an increase in credit card fees which are a fixed percentage of the dollar volume of sales.

          Other Income (Expense)

          Interest expense increased to $186,571 from $13,378, or $173,193, for the six months ended September 30, 2003 as compared with the six months ended September 30, 2002, due to a greater amount of total debt outstanding in the current period compared to the earlier period, as well as $100,000 of related debt discount expense.

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

          LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2003, we had a cash balance of $13,321. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

          The report of the independent certified public accountants on our financial statements as of March 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have not generated sufficient revenues to cover our expenses, and we have a stockholders' deficiency of $3,319,327. On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, the Company acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the Company's issuance of 43 million shares of its common stock to the shareholders of ClickableOil.com, Inc.

          Coincident with the ClickableOil Merger transaction, the Company agreed to sell $800,000 of 10% one-year secured convertible debentures due June 6, 2004 to certain bondholders, who are accredited investors (the "Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004, (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures, (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc., (iv) modify the optional prepayment provisions of the debentures and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

          As of September 30, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 to occur at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures subsequent to becoming current in all of its SEC filings. There is no assurance that the Company will realize the proceeds from the additional issuance of convertible debt.

          The Company has total liabilities and contractual obligations of $3,504,185 as of September 30, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                     Payments Due by Period

Contractual Obligations                        Total             One Year or Less         More than One Year
                                           ------------          --------------           -----------------
Due to Related Parties                     $   532,794           $     532,794            $            --
Notes Payable - Related Parties                459,000                 459,000                         --
Convertible Debentures                       1,817,949               1,817,949                         --
Accounts Payable and Accrued
  Expenses                                     694,442                 694,442                         --
                                           ------------          --------------           -----------------
Total Contractual Obligations              $ 3,504,185           $   3,504,185            $            --
                                           ============          ==============           =================

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

          Below is a discussion of our sources and uses of funds for the six months ended September 30, 2003 and 2002.

          Net Cash Used In Operating Activities

          Net cash used in operating activities was $192,388 and $181,090 for the six months ended September 30, 2003 and 2002, respectively. The cash used in operating activities for the six months ended September 30, 2003 was principally the result of a net loss of $465,476, offset by non-cash charges of $201,977 and a seasonal decrease in accounts receivable of $32,757. The use of cash in operating activities for the six months ended September 30, 2002 was principally the result of a net loss of $182,121 and a seasonal decrease in accounts payable of $149,275, offset by a seasonal decrease in accounts receivable of $74,633.

          Net Cash Used In Investing Activities

          We used $19,087 and $0, respectively, during the six months ended September 30, 2003 and 2002 for the acquisition of fixed assets, principally a computer software fuel system program in the 2003 period.

          Net Cash Provided By Financing Activities

          Net cash provided by financing activities for the six months ended September 30, 2003 was $300,000, attributable to the sale of convertible debentures in connection with the Merger Transaction, offset by $76,250 of debt financing costs. Net cash provided by financing activities for the six months ended September 30, 2002 was $179,864 due to funds provided by related parties.

          ITEM 3. CONTROLS AND PROCEDURES

          (a)  Evaluation of Disclosure Controls and Procedures

               As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
          31.1 Certifications by President  pursuant to  Sarbanes-Oxley  Section
               302:                                                                     Provided Herewith

          31.2 Certifications   by   Chief   Financial   Officer   pursuant   to
               Sarbanes-Oxley Section 302:                                              Provided Herewith

          32.1 Certifications by President  pursuant to 18 U.S. C. Section 1350:
                                                                                        Provided Herewith

          32.2 Certifications  by Chief Financial Officer pursuant to 18 U.S. C.
               Section 1350:                                                            Provided Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ACHIEVEMENT TEC HOLDINGS, INC.

                                             By:       /s/Nicholas Cirillo, Jr.
                                                       ------------------------
                                             Name:     Nicholas Cirillo, Jr.
                                             Title:    President
                                             Date:     December 4, 2003