Form 10QSB
period 2003-12-31
CLICKABLE ENTERPRISES INC
filed 2004-02-23
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the Quarter Ended December 31, 2003

                         Commission File Number 0-23737


                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
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


           As of February 1, 2004, there were 48,391,966 shares of the registrant's, $.001 value, common stock issued and outstanding

     Transmittal small business disclosure format (mark one): Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Balance Sheets as of December 31, 2003 (Consolidated) (Unaudited) and March 31, 2003

     Condensed Statements of Operations for the three and nine months ended
          December 31, 2003 (Consolidated) and 2002 (Unaudited)

     Condensed Statements of Cash Flows for the nine months ended December 31, 2003 (Consolidated) and 2002 (Unaudited)

     Condensed Statement of Changes in Stockholders' Deficiency for the nine months ended December 31, 2003 (Consolidated) (Unaudited)

     Notes to Condensed Consolidated Financial Statements as of December 31,
          2003 (Unaudited)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3. CONTROLS AND PROCEDURES

                            PART II-OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K CLICKABLE ENTERPRISES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 (UNAUDITED)

                          CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
                            CONDENSED BALANCE SHEETS

                                                                            As of
                                                                        December 31, 2003
                                                                         (Consolidated)           As of
                                                                          (Unaudited)          March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                    $50,223                 $7,917
   Accounts receivable, net of allowance for
     doubtful accounts of $10,452 and $3,697                               122,984                 69,911
   Inventory                                                                16,610                 10,900
   Prepaid expenses                                                         13,789                 77,905
   Debt financing costs, net of accumulated
     amortization of $50,646 and $0                                         62,604                      -
   Other current assets                                                     14,024                  1,738
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                       280,234                168,371
--------------------------------------------------------------------------------------------------------------
Fixed Assets
   Office Equipment                                                         69,649                  8,915
   Less: Accumulated Depreciation                                          (10,829)                (6,148)
-------------------------------------------------------------------------------------------------------------
Fixed Assets, Net                                                           58,820                  2,767
Other Assets                                                                 1,260                      -
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $340,314               $171,138
==============================================================================================================

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Accounts payable and accrued expenses                                  $782,520               $317,891
   Due to related parties                                                  508,116                539,665
   Notes payable - related parties                                         459,000                459,000
   Convertible debentures, net of discount of $375,000                  $1,942,949                      -
   Customer deposits                                                        10,508                 20,166
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                3,703,093              1,336,722
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        3,703,093              1,336,722
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
   Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued and outstanding                                -                      -
   Common stock, $.001 par value,50,000,000
   shares authorized, 48,391,966 and 43,000,000
   shares issued and outstanding, respectively                              48,392                 43,000
   Additional paid-in capital                                             (830,659)               563,000

   Accumulated deficit                                                  (2,580,512)            (1,771,584)
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                          (3,362,779)            (1,165,584)
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $    340,314            $   171,138
==============================================================================================================

 See accompanying notes to condensed consolidated financial statements

                           CLICKABLE ENTERPRISES, INC.
                   (formerly Achievement TEC Holdings, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months Ended              For the Nine Months Ended
                                                                   December 31,                            December 31,
                                                          --------------------------------------------------------------------------
                                                               2003                 2002              2003                   2002
                                                           (Consolidated)                         (Consolidated)
                                                          --------------------------------------------------------------------------
SALES                                                        $539,762             $444,185           $793,136              $635,995
Cost of sales                                                 445,473              360,835            678,818               547,870
                                                          --------------------------------------------------------------------------
Gross margin                                                   94,289               83,350            114,318                88,125
                                                          --------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative expense                 213,866               86,202            485,823               258,773
  Depreciation and amortization expense                        28,350                  473             55,327                 1,420
                                                          --------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                      242,216               86,675            541,150               260,193
                                                          --------------------------------------------------------------------------

(Loss) from operations                                       (147,927)              (3,325)          (426,832)             (172,068)

OTHER EXPENSE
 Interest expense, net                                       (195,525)              (6,219)          (382,096)              (19,597)
                                                          --------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                          (195,525)              (6,219)          (382,096)              (19,597)
                                                          --------------------------------------------------------------------------
NET LOSS                                                    ($343,452)             ($9,544)         ($808,928)            ($191,665)
                                                          ==========================================================================
LOSS PER SHARE                                                 ($0.01)               $0.00             ($0.02)               ($0.02)
                                                          ==========================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED                      48,391,966           10,320,039        46,758, 058            10,168,229
                                                          ==========================================================================

 See accompanying notes to condensed consolidated financial statements

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Nine Months Ended
                                                                 December 31,
                                                     ------------------- ----------------------
                                                             2003                    2002
                                                         (Consolidated)
                                                     ------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               ($808,928)                ($191,665)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                            55,327                     1,420
   Beneficial conversion expense                           225,000                         -
   Bad debt expense                                         10,451                         -
   Stock issued for services                                75,000                         -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                     (63,525)                  (23,000)
   Inventory                                                (5,710)                        -
   Prepaid expenses                                         64,116                   (29,050)
   Other assets                                            (13,546)                    5,308
  Increase (decrease) in:
   Accounts payable and accrued expenses                   119,310                   (50,236)
   Customer deposits                                        (9,658)                  (33,570)
   Liability incurred for accrued related party
   consulting services                                           -                         -
                                                     ------------------- ----------------------
  Net cash used in operating activities                   (352,161)                 (320,793)
                                                     ------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                              (59,684)                   (2,156)

                                                     ------------------- ----------------------
  Net cash used in investing activities                    (59,684)                   (2,156)
                                                     ------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of financing costs                             (114,300)                        -
  Increase (decrease) in due to related parties            (31,549)                  327,800
  Proceeds from issuance of convertible debentures         600,000                         -
                                                     ------------------- ----------------------
  Net cash provided by financing activities                454,151                   327,800
                                                     ------------------- ----------------------

NET INCREASE (DECREASE) IN CASH                             42,306                     4,851
  Cash at beginning of period                                7,917                    13,490
                                                     ------------------- ----------------------
  Cash at end of period                                    $50,223                   $18,341
                                                     =================== ======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In realtion to the merger and recapitalization, $345,318 of accounts payable and accured expenses and $1,717,949 of converatle debentures of the legel acquirer were assumed.

      See accompanying notes to condensed consolidated financial statements

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)



                                                             Common Stock               Paid in        Accumulated     Stockholder's
                                                         Shares         Amount          Capital         Deficit          Deficiency
                                                       -----------------------------------------------------------------------------
Balance, April 1, 2003                                  43,000,000      $43,000         $563,000      ($1,771,584)      ($1,165,584)
                                                       -----------------------------------------------------------------------------

Liabilities from Merger with Achievement Tec            10,320,039       10,320       (2,073,587)                   -    (2,063,267)

Beneficial conversion feature                                    -            -          600,000                    -       600,000

Cancellation of shares on sale of Career Directions     (6,428,073)      (6,428)           6,428                    -             -

Stock issued for services                                1,500,000        1,500           73,500                    -        75,000

Net loss for the period                                          -            -                -             (808,928)     (808,928)
                                                       -----------------------------------------------------------------------------
Balance, December 31, 2003                              48,391,966      $48,392        ($830,659)         ($2,580,512)  ($3,362,779)
                                                       -----------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)

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

       The accompanying unaudited financial statements reflect Clickable Enterprises, Inc formerly Achievement Tec Holdings, Inc.'s ("Achievement Tec" or the "Company") adoption of the fiscal year end of March 31, which is the fiscal year end of ClickableOil.com, Inc., the accounting acquirer. See Description of Business and Basis of Presentation below.


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

       On January 6, 2004, the Company amended its articles of incorporation to among other things, change its name from Achievement Tec Holdings, Inc to Clickable Enterprises, Inc.

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

       Accordingly, these condensed consolidated financial statements include the following:

1. The balance sheet as of December 31, 2003 consists of the net assets of the legal acquirer at historical cost and the net assets of the accounting acquirer at historical cost. The balance sheet as of March 31, 2003 consists of the net assets of the accounting acquirer at historical cost.

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

       (B) Revenue Recognition

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)


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

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)



NOTE 2 RELATED PARTY TRANSACTIONS

       During the nine months ended December 31, 2003, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC, an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, decreased in the net amount of $31,549. During this nine-month period, the Company purchased oil for resale from NRG Heat & Power, LLC in the amount of $198,524. As of December 31, 2003, this non-interest bearing obligation of $508,116 is included in Due to Related Parties in the accompanying balance sheets.

       During the nine months ended December 31, 2003, the Company had fuel sales of $2,418 to Flaw, Inc., a company owned by Messrs. Cirillo and Pipolo.

       During the fiscal year ended March 31, 2002, the Company signed a note payable for consulting services with NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and Rodgers in the amount of $309,000. During the year ended March 31, 2003, the note was renewed for an additional term of one year. During the fiscal year ended March 31, 2003, the Company signed a note payable for consulting services with NexGen Energy, LLC in the amount of $150,000. Accrued interest as of December 31, 2003 was $51,021, which is included in accounts payable and accrued expenses. The notes, which accrue interest at a rate of 7% per annum, were originally due on October 1, 2003 and have been extended orally through March 31, 2004. The total of $459,000 for the two notes is included in notes payable-related party in the accompanying balance sheets.

NOTE 3 CONVERTIBLE DEBENTURES

       On June 29, 2001 and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC (the "Purchasers"). Pursuant to the Purchase Agreements, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements, to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, originally due June 29, 2003 and August 13, 2003, respectively. The Debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the Debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

       On May 8, 2002, the Company entered into an additional secured convertible debentures purchase agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd., all of whom are stockholders of the Company, whereby the Company sold $300,000 of one year 10% Secured Convertible Debentures due May 8, 2003, convertible into shares of the Company's Common Stock. The debentures are convertible, at the holder's option, into shares of Common Stock in whole or in part at any time after the original issue date.

       On June 6, 2003, the Company entered into a debt modification and extension agreement with the above bondholders wherein the bondholders agreed to (i) extend the maturity of all of the Company's then existing convertible debentures, as described above, to June 6, 2004; (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures; (iii) release their security interest in the Company's assets with the Company granting the bondholders a security interest in all of the assets of ClickableOil.com, Inc.; (iv) modify the optional prepayment provisions of the debentures; and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

       Also on June 6, 2003 and coincident with the ClickableOil Merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures and 4,000,000 five-year stock purchase warrants. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest,

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)


       by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have a conversion price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

       Simultaneous with the merger discussed in Note 1A, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 to occur at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 stock purchase warrants on the above closing. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures and issued an additional 1,500,000 stock purchase warrants subsequent to becoming current in all of its SEC filings. On January 16, 2004, the Company closed on the final $200,000 of the convertible debentures and issued an additional 1,000,000 stock purchase warrants subsequent to filing the aforementioned registration statement.

       The warrants have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 00.00%, risk-free interest rate 4.50%, expected option life 5 years. As of December 31, 2003, no warrants have been exercised.

       The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $600,000 through December 31, 2003, was recorded as a discount on the debt and as a component of additional paid-in capital and is being accreted over 12-month periods as interest expense in accordance with EITF 00-27. For the three and nine months ended December 31, 2003, the Company accreted $125,000 and $200,000, respectively, of debt discount as interest expense.

       As of December 31, 2003, interest of $407,352 in the aggregate, is accrued on all of the debentures, and is included in accounts payable and accrued expenses.

       As of December 31, 2003, the Company owed in the aggregate $2,317,949, net of debt discount of $375,000 on all of the convertible debentures.

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

       (B)  Stock Issued For Services

       On June 30, 2003, the Company's Board of Directors approved the issuance of 750,000 shares each or 1,500,000 shares in the aggregate to consultants, having a value of $37,500 each or $75,000 in the aggregate for professional services rendered. These shares were issued on July 2, 2003 and have been valued at $.05 per share.

       (C)  Stock Cancellation

       On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and other officers of the Company (collectively the "Sellers") providing for the sale of 100% of the stock of the Company's then inactive subsidiaries, Achievement Tec, Inc. and Career Direction, Inc., in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the

                           CLICKABLE ENTERPRISES, INC.
                    (formerly Achievement TEC Holdings, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                   (UNAUDITED)



       Sellers. The Company subsequently retired these shares. These subsidiaries ceased operations on or before March 31, 2003 and consequently had no impact on the Company's loss from operations for the nine months ended December 31, 2003.

       As described in the Supplemental Disclosure presented on the Condensed Statements of Cash Flows, no assets, but certain obligations of ACHT, Inc and Career Direction, Inc., have been retained by the accounting acquirer.

      (D)  Amendment to Articles of Incorporation

       In December 2003, the Company's shareholders authorized a change in the Company's Articles of Incorporation increasing the authorized $.001 par value common stock from 50,000,000 to 500,000,000. A Certificate of Amendment to the Company's Articles of Incorporation reflecting the above change was filed with the Delaware Secretary of State on January 6, 2004.

NOTE 5 COMMITMENTS AND CONTINGENCIES

       The Company is contingently liable in one legal proceeding that has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

       Forward Purchase Commitment

       As of December 31, 2003, the Company had entered into contracts with an unrelated supplier to purchase approximately 420,000 gallons of heating oil to be received from January 2004 through May 2004. Amounts due under these contracts total approximately $360,000 and are payable as deliveries are received by the Company. The contracts specify that the Company is to provide a satisfactory letter of credit or prepay prior to delivery. If the Company fails to perform, they shall be in default and held liable for damages. In the event of late payment, the contracts contain a provision for interest at the rate of 2% over prime.

NOTE 6 GOING CONCERN

       The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

       As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $808,928 and a negative cash flow from operations of $352,161 for the nine months ended December 31, 2003, a working capital deficiency of $3,422,859 and a stockholders' deficiency of $3,362,779 as of December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

       Financial Condition

       We had net losses of $808,928 and $191,665 during the nine months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, we had a cash balance of $50,223 and current liabilities of $3,703,093, including obligations of $967,116 and $1,942,949 to officers and convertible debenture holders, respectively. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


       Comparison Of The Three Months Ended December 31, 2003 To The Three Months Ended December 31, 2002

       Overall Results Of Operations

       For the three months ended December 31, 2003, we incurred an overall loss of $(343,452), or $(.01) per share, which was an increase of $333,908 from the net loss of $(9,544) or $(.00) per share for the prior year period. The net loss for the three months ended December 31, 2003 includes a non-cash expense of $125,000 relating to debt discount expense, as well as increased interest expense attributable to a greater level of debt.

       Sales

       Total sales revenue for the three months ended December 31, 2003 was $539,762 compared to $444,185 for the three months ended December 31, 2002. The total increase of $95,577, or 21.5%, can be attributed principally to an increase in gallons sold, as well as an increase in the average selling price per gallon. The increase in gallons sold is attributable to a slightly larger customer base, offset by somewhat warmer weather conditions.

       Gross Profit

       Gross profit improved by $10,939 to $94,289 for the three months ended December 31, 2003 compared to $83,350 for the three months ended December 31, 2002, with gross margin decreasing to 17.5% from 18.8% for the periods due to a lower overall market pricing for fuel oil.

       Operating Expenses

       Total selling, general and administrative expenses increased by $127,644 to $213,116 for the three months ended December 31, 2003 from $86,202 for the three months ended December 31, 2002 due principally to increases in advertising expenses, professional fees and accrued officer salaries.

       Other Income (Expense)

       Interest expense increased to $195,525 from $6,219, or $189,306, for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002, due to $125,000 of related debt discount expense in the current period compared to $0 in the prior year period, as well as a greater amount of interest-bearing debt outstanding in the current period compared to the earlier period.

       Comparison Of The Nine Months Ended December 31, 2003 To The Nine Months Ended December 31, 2002

       Overall Results Of Operations

       For the nine months ended December 31, 2003, we incurred an overall loss of $(808,928), or ($.02) per share, which was an increase of $617,263 from the net loss of $(191,665) or $(.02) per share for the prior period. The net loss for the nine months ended December 31, 2003 includes $300,000 of non-cash expense relating to $225,000 of debt discount expense and $75,000 of stock issued for professional fees, as well as increased interest expense attributable to a greater level of debt.

       Sales

       Total sales revenue for the nine months ended December 31, 2003 was $793,136 compared to $635,995 for the nine months ended December 31, 2002. The total increase of $157,141, or 24.7%, can be attributed principally to an increase in gallons sold, and partially to an increase in the average selling price per gallon. The increase in gallons sold is attributable to a slightly larger customer base.

       Gross Profit

       Gross profit increased by $26,193 to $114,318, or 29.7%, for the nine months ended December 31, 2003 compared to $88,125 for the nine months ended December 31, 2002, while gross margin increased to 14.4% from 13.9% for the periods due to higher overall market pricing for fuel oil.

       Operating Expenses

       Total selling, general and administrative expenses increased by $227,050 to $485,073 from $258,773 for the comparative nine month period ended December 31, 2002 due to the expense charge of $75,000 associated with an issuance of stock for professional services rendered during the current year period and increases in advertising expenses, professional fees and accrued officer salaries.

       Other Income (Expense)

       Interest expense increased to $382,096 from $19,597, or $362,499, for the nine months ended December 31, 2003 as compared with the nine months ended December 31, 2002, due to $225,000 of related debt discount expense, as well as a greater amount of interest-bearing debt outstanding in the current period compared to the earlier period.

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

       LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2003, we had a cash balance of $50,223. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

       The report of the independent certified public accountants on our financial statements as of March 31, 2003 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have not generated sufficient revenues to cover our expenses, and we have a stockholders' deficiency of $3,362,779. On June 6, 2003, the Company entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by the Company to acquire ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island. Under the terms of the agreement, the Company acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the Company's issuance of 43 million shares of its common stock to the shareholders of ClickableOil.com, Inc.

       Coincident with the ClickableOil Merger transaction, the Company agreed to sell $800,000 of 10% one-year secured convertible debentures to certain bondholders, who are accredited investors (the "Bondholders"). In addition, the Company entered into a debt modification and extension agreement with the Bondholders wherein the Bondholders agreed to (i) extend the maturity of all of the Company's existing convertible debentures to June 6, 2004; (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures; (iii) release their security interest in the Company's assets with the Company granting the Bondholders a security interest in all of the assets of ClickableOil.com, Inc.; (iv) modify the optional prepayment provisions of the debentures; and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debenture.

       As of December 31, 2003, the Company closed on $600,000 of the $800,000 convertible debentures. The final closing in the amount of $200,000 occurred on January 16, 2004.

       The Company has total liabilities and contractual obligations of $3,703,093 of December 31, 2003. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                          Payments Due by Period
Contractual Obligations                   Total            One Year or Less       More than One Year
-------------------------------     ------------------    ----------------------  -------------------
Due to Related Parties                     $   508,116             $   508,116        $      --
Notes Payable - Related Parties                459,000                 459,000               --
Convertible Debentures                       1,942,949               1,942,949               --
Accounts Payable and Accrued
  Expenses                                     793,028                 793,028               --
-------------------------------     ------------------    ----------------------  -------------------
Total Contractual Obligations             $  3,703,093            $  3,703,093        $      --
-------------------------------     ------------------    ----------------------  -------------------

       The Company has also entered into two forward purchase commitments with an unrelated supplier to purchase approximately 420,000 gallons of heating oil to be received from January 2004 through May 2004. Amounts due under these contracts total approximately $360,000 and are payable as deliveries are received by the Company. The contracts specify that the Company is to provide a satisfactory letter of credit or prepay prior to delivery. If the Company fails to perform, they shall be in default and held liable for damages. In the event of late payment, the contracts contain a provision for interest at the rate of 2% over prime.

       Below is a discussion of our sources and uses of funds for the nine months ended December 31, 2003 and 2002.

       Net Cash Used In Operating Activities

       Net cash used in operating activities was $352,161 and $320,793 for the nine months ended December 31, 2003 and 2002, respectively. The cash used in operating activities for the nine months ended December 31, 2003 was principally the result of a net loss of $808,928, which included non-cash charges of $365,779, and a seasonal increase in accounts receivable of $63,525, offset by a seasonable increase in accounts payable and an increase in accrued interest aggregating $119,310. The use of cash in operating activities for the nine months ended December 31, 2002 was principally the result of a net loss of $191,665 and increases in accounts receivable and prepaid expenses of $23,000 and $29,050, respectively, offset by decreases in accounts payable and customer deposits of $50,236 and $33,570, respectively.

       Net Cash Used In Investing Activities

       We used $59,684 and $2,156, respectively, during the nine months ended December 31, 2003 and 2002 for the acquisition of fixed assets, principally a computer software fuel system program in the 2003 period.

       Net Cash Provided By Financing Activities

       Net cash provided by financing activities for the nine months ended December 31, 2003 was $454,151, attributable to the sale of convertible debentures aggregating $600,000 in connection with the Merger Transaction, offset by $114,300 of debt financing costs and a reduction in related party debt of $31,549. Net cash provided by financing activities for the nine months ended December 31, 2002 was $327,800 due to funds provided by related parties to meet obligations.

       ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of Disclosure Controls and Procedures

       As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


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

       None.

       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

       ITEM 5. OTHER INFORMATION

       In December 2003, the Company's shareholders authorized a change in the Company's Articles of Incorporation increasing the authorized $.001 par value common stock from 50,000,000 to 500,000,000. A Certificate of Amendment to the Company's Articles of Incorporation reflecting the above change was filed with the Delaware Secretary of State on January 6, 2004. The shareholders also authorized a change in the Company's name from Achievement Tec Holdings, Inc to Clickable Enterprises, Inc.

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

                           Clickable Enterprises, Inc.

                              By:       /s/Nicholas Cirillo, Jr.
                                        -----------------------
                              Name:     Nicholas Cirillo, Jr.
                              Title:    President
                              Date:     February 23, 2004