Form 10KSB
period 2004-03-31
CLICKABLE ENTERPRISES INC
filed 2004-07-21
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        FOR THE YEAR ENDED MARCH 31, 2004

                         Commission File Number 0-23737

                           CLICKABLE ENTERPRISES, INC.

                    (formerly Achievement Tec Holdings, Inc.)
             (Exact name of registrant as specified in its charter)

                   Delaware                            82-0290939
                 -----------                          ------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


                711 SOUTH COLUMBUS AVENUE, MOUNT VERNON, NY    10550
                ------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                 (914) 699-5190

                                 --------------
                         (Registrant's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                   TITLE OF EACH CLASS TO BE REGISTERED: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

          COMMON STOCK, $.001 PAR VALUE, 500,000,000 SHARES AUTHORIZED

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value as of July 15, 2004 of the voting common equity held by non-affiliates is $812,098.

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

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 15, 2004, there were 74,136,826 shares of the Company's $.001 Common Stock issued and outstanding.

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

                           CLICKABLE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                                                PAGE(S)
PART I

    Explanatory Note                                                                              1

    Item 1.   Description of Business                                                             1-4
    Item 2.   Description of Property                                                             4
    Item 3.   Legal Proceedings                                                                   4
    Item 4.   Submission of Matters to a Vote of Security Holders                                 4

PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters                            5-6
    Item 6.   Management's Discussion and Analysis or Plan of Operation                           7-12
    Item 7.   Financial Statements                                                                12
    Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                               12

PART III

    Item 9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act                        14-15
    Item 10.  Executive Compensation                                                              15
    Item 11.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                                        16
    Item 12.  Certain Relationships and Related Transactions                                      17
    Item 13.  Exhibits and Reports on Form 8-K                                                    18-19
    Item 14.  Controls and Procedures                                                             20

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004                                            F-1-F-13

PART I

ITEM 1. DESCRIPTION OF BUSINESS

RECENT COMPANY HISTORY


Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.), through its wholly owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4, 2000), provides a relatively low cost and efficient means of servicing the heating oil market through an internet based approach. Clickable Enterprises, Inc. and ClickableOil.com, (collectively, the "Company") streamlines the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver the heating oil to its customers.

On June 6, 2003, Achievement Tec Holdings, Inc., a publicly traded Delaware corporation (incorporated on April 26, 2000) entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Achievement Tec Holdings, Inc., that was incorporated for the sole purpose of acquiring ClickableOil.com. Under the terms of the agreement, Clickable Oil Acquisition Corp. acquired all of the common stock of ClickableOil.com in exchange for the issuance of 43 million shares of Achievement Tec Holding, Inc.'s common stock to the holders of ClickableOil.com. At the time of the merger agreement there were 10,320,039 shares of Achievement Tech Holdings, Inc. outstanding.

On June 6, 2003, Achievement Tec Holdings Inc. also executed a Purchase and Sale Agreement with former directors and officers providing for the sale to them of 100% of the stock in Achievement Tec, Inc. and Career Direction, Inc., at the time wholly-owned subsidiaries of Achievement Tec Holdings, Inc., in exchange for the 6,428,073 shares of Achievement Tec Holdings, Inc. common stock that they collectively owned. These shares were subsequently retired. In December 2003, an amendment to the certificate of incorporation of Achievement Tec Holdings, Inc. changed its name from Achievement Tec Holdings, Inc. to Clickable Enterprises, Inc. ClickableOil.com survives as a wholly owned subsidiary of Clickable Enterprises, Inc., engaged in the business of selling heating oil and related services.

Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com is the accounting acquirer. As a result, the exchange was treated as a recapitalization and Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) adopted the March 31 fiscal year end of ClickableOil.com. Accordingly, the accompanying consolidated financial statements include the following:

      1.The balance sheet as of March 31, 2004 consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost from the date of acquisition.

      2. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations (consisting principally of interest expense) of the legal acquirer from the date of the merger.

OUR BUSINESS

Through our wholly owned subsidiary ClickableOil.com, Inc., we are currently engaged in the business of providing heating oil to residential and commercial customers. We are one of the first internet-based heating oil companies, replacing much of the administrative functions and expenses with a Web-based infrastructure. We are currently focused on the New York metropolitan region, where our management have extensive experience and expertise. ClickableOil.com, Inc. began operations on October 12, 2000, and currently has approximately 2,500 customers, while retaining nearly 95% of customers.

Unlike its industry competitors, ClickableOil.com, Inc. is unburdened with an expensive infrastructure of tangible assets. We currently do not, nor are we expected to own barges, trucks or storage facilities. Neither will we purchase expensive customer lists. Our only operating assets will be proprietary software, attendant computer hardware and the possible inventory of heating oil in some markets. ClickableOil.com, Inc. is also unburdened with the costs associated with intangible assets arising from the purchase of customers of acquired businesses.

We also provide service installation and repair of heating equipment as a service to our customers, which we consider to be a necessary part of our business. We provide home heating equipment repair service on a 24 hours a day, seven days-a-week basis in most of our delivery regions. We contract with local third parties to provide such services, which we believe would be unprofitable to offer ourselves.

We believe that we obtain new customers and maintain existing customers by offering full service home energy products at discount prices, providing quick repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment and fixed price purchase options.

OPERATIONS

Our retail fuel oil distribution business is conducted through ClickableOil.com, Inc. We serve both residential and commercial fuel oil accounts. We sell quality home heating oil to our residential and commercial customers offering delivery seven days a week. We also contract with various third parties to provide an oil burner service that is available 24 hours a day for the maintenance, repair, and installation of oil burners. These services are performed on an as needed basis. Heating oil customers are not required to enter into service contracts, however, we do offer such service contracts if desired.

Approximately 50% of our customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through our web site located at www.clickableoil.com. We deliver home heating oil approximately 7 times each year to the average customer. We have credit cards on file for most automatic customers, and charge them promptly upon delivery or receive payment upon delivery. Our customers can pay for fuel deliveries with cash, check or credit card or budget plan. We offer both fixed price plans for one or two years or variable price deals that fluctuate with the market. Approximately 50% of our customers are on a fixed price plan.

We contract with third party owner-operator fuel oil companies to deliver our fuel with their delivery trucks within 48 to 72 hours after orders are received. Additionally, all automatic customer deliveries are scheduled and given to truckers at least 7 days in advance (earlier if bad weather is forecast). Truckers generally make deliveries in accordance with their existing routes, allowing sufficient time to make deliveries even during extreme weather conditions. Through-put agreements permit us to store inventory at a terminal and pay a fee to load our inventory out by truck as needed. This lowers our operating costs as we do not have idle fleet costs in the warm weather months. The fuel trucks have fuel capacities ranging from 2,800 to 5,500 gallons. Each vehicle is assigned to a specific delivery route, and services between fifteen and fifty customer locations per day depending on market density and customers' fuel requirements.

SUPPLIERS

We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the Company utilizes a third party terminal to store our product for a per gallon fee.

ENVIRONMENTAL CONSIDERATIONS AND REGULATION

We have implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. We have not incurred any significant environmental compliance cost, and compliance with environmental regulations has not had a material effect on our operating or financial condition. This is primarily due to our general policies of closely monitoring compliance with all environmental laws. In the future, we do not expect environmental compliance to have a material effect on operations and financial condition. Our policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

EMPLOYEES

As of March 31, 2004, the total number of our employees was 7, of which 6 were full-time employees.

RETAIL HEATING OIL INDUSTRY

Our business is highly competitive. In addition to competition from alternative energy sources, we compete with distributors offering a broad range of services and prices, from full service distributors similar to us, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price. Longstanding customer relationships are typical in the retail home heating oil industry. Many companies in the industry, including the Company, deliver fuel oil to their customers based upon weather conditions and historical consumption patterns without the customers having to make an affirmative purchase decision each time fuel oil is needed. In addition, most companies, including the Company, provide equipment repair service on a 24 hour-a-day basis, which tends to build customer loyalty. As a result, the Company may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other fuel oil distributors.

Distillate fuel oil in the United States involves two products: i) low-sulfur distillate, which is used for vehicle transportation fuel; and ii) #2 high-sulfur distillate, which is used for space heating in residential and commercial sectors, also known as home heating oil. The United States' two sources of home heating oil are domestic refineries and imports from foreign countries. The home heating oil industry, at least from a consumer's perspective, has been the only alternative for millions of consumers. Homes have to be heated, and with electricity being so costly and gas being either unavailable or more expensive than home heating oil, the only remaining option to heat a home is through the delivery of home heating oil. The same holds true for commercial operations, despite various efficiencies and price decreases in the industry in general. Home heating oil continues to be sold in large part throughout the Northeast for full price and delivered door to door somewhat as coal was in former days. Retail price inflexibility is all the more remarkable given that most retail sellers of home heating oil rarely do more than deliver oil. Home heating oil retailers do not search for oil, nor are they engaged in refining heating oil. Similarly, most retail home heating oil companies do not own the storage tanks that hold the oil delivered to the home and often do not even own the oil actually supplied to the home prior to loading the truck and its delivery. Nonetheless, the pricing of home heating oil from the consumer's perspective is fairly inelastic: when home heating oil prices rise, retail sellers increase their prices, but when prices decline, only a small portion of the price savings is passed on to the consumer.

Pricing. Home heating oil prices paid by consumers are determined by:

o     the cost of crude oil;
o     the cost of producing, marketing and distributing the oil;
o     the profits and losses of refiners, wholesalers and dealers; and
o     supply/demand equation often influenced by weather.

Heating oil prices paid by consumers can fluctuate over time due to a variety of factors including:

Seasonality in the demand for home heating oil. When crude oil prices are stable, heating oil prices tend to rise gradually in the winter months when demand is highest. A homeowner in the Northeast may use 650 to 1,000 gallons of home heating oil during a typical winter, while consuming very little during the rest of the year. However, prices can surge quickly to very high levels when there is a rapid change to colder weather, which impacts both supply and demand. Consumers want more heating oil at the same time that harbors and rivers are frozen or delivery systems are interrupted by weather conditions. During this time, the available home heating oil in storage is used faster than it can be replenished.

Changes in the cost of crude oil. Crude oil prices are determined by worldwide supply and demand. Demand can vary worldwide depending on the economy, weather and political instability in oil producing countries. Supply can be influenced by the Organization of Petroleum Exporting Countries ("OPEC") and other factors. Since crude oil is a major price component of home heating oil, changes in the price of crude oil will generally affect the price of heating oil (residential and commercial).

Competition in local markets. Competitive differences can be substantial between a locality with only one or few suppliers or retailers versus an area with a large number of competitors. Consumers in remote or rural locations may face higher heating oil prices because there are fewer competitors.

Regional operating costs. Prices also are impacted by higher costs of transporting heating oil to and from wholesale locations. In addition, other costs of doing business with retailers can vary substantially depending on the area of the country in which the dealer is located. Such costs include wages and salaries, benefits, equipment, lease/rent, insurance, overhead, and state and local fees.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 711 South Columbus Avenue, Mount Vernon, New York 10550. Under the lease for the Mount Vernon office, which commenced on June 1, 2003 for a lease term of two years, remaining monthly rent is $1,470. The minimum lease payment for the remaining life of the lease is $20,580.

ITEM 3. LEGAL PROCEEDINGS

The following provides a summary of material litigation to which we are a party:

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

In another lawsuit, the plaintiffs brought suit against the Company for negligence alleging failure to exercise due care in handling fuel oil. The case involves a misdelivery of home heating oil to the plaintiff's residence that had a fuel pipe but no tank. The lawsuit was submitted to the Company's insurance carrier who had the damage cleaned up. The insurance carrier is attempting to settle the case. The insurance coverage appears adequate and, accordingly, no additional liability has been accrued.

On June 6, 2003, we executed a Purchase and Sale Agreement by and between us and Milton Cotter, Eric Cotter, Richard Berman and other former officers providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc., the above-referenced defendants. In connection therewith, the Buyers have agreed to indemnify us for any liabilities that may arise from the above-referenced litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2003, the Company filed an Information Statement pursuant to Rule 14 of the Securities and Exchange Act of 1934 notifying our stockholders that pursuant to a written consent of a majority of the shareholders in lieu of a special meeting, the following corporate actions were approved:

      1. Election of Messrs. Cirillo, Pipolo and Rodgers to the Company's board of directors;

      2. The amendment of the Company's certificate of incorporation changing the name of the Company from Achievement Tec Holdings, Inc. to Clickable Enterprises, Inc.;

      3. The amendment of the Company's certificate of incorporation increasing the number of authorized shares of common stock, par value $.001 per share from 50,000,000 shares to 500,00,000 shares; and

      4.    The  adoption  and approval of the  Company's  2004 Stock  Incentive
            Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") Pink Sheets under the symbol "CKEI". As of July 15, 2004, there were approximately 288 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the Common Stock on the Pink Sheets on July 15, 2004 was $.05. As of July 15, 2004, 74,136,826 shares of Common Stock were issued and outstanding, of which 6,916,966 were unrestricted shares with the remainder of 67,219,860 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the Common Stock for the last two years:

               Fiscal Period

               2002-2003                   High       Low
               First Quarter               $0.05      $0.05
               Second Quarter              $0.05      $0.05
               Third Quarter               $0.05      $0.05
               Fourth Quarter              $0.05      $0.05

               2003-2004
               First Quarter               $0.05      $0.05
               Second Quarter              $0.05      $0.05
               Third Quarter               $0.05      $0.05
               Fourth Quarter              $0.05      $0.05


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

DIVIDEND POLICY

We did not pay any dividends during the 2004 fiscal year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

All issuances of common stock have been valued based on the closing price of the stock as of the date that the Company's Board of Directors approved the issuance.

On January 27, 2004, the Company issued 15,390,060 and 3,804,800 shares of restricted common stock to NexGen Energy, LLC and NRG Heat & Power, Inc., respectively, in full satisfaction of $769,503 and $190,240 respectively of outstanding related party debt. Also on January 27, 2004, the Company issued 100,000, 100,000, 50,000, 200,000 and 100,000 shares of restricted common stock or 550,000 in the aggregate, to employees Eugene Defina, Michelle Budet, Rosalba Callisto, Paul Kaufman and Maria Irizary, respectively, as additional compensation for services rendered to the Company. These shares were valued at $.05 per share or $27,500 in the aggregate.

On February 8, 2004, the Company's Board of Directors approved, pursuant to the 2004 Stock Incentive Plan, the issuance of 6,000,000 shares to consultants, having a value of $300,000, for professional services rendered. These shares were issued on February 20, 2004 and have been valued at $.05 per share.

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

On June 6, 2003, we entered into a securities purchase agreement with AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC for $800,000 in convertible debentures and 4,000,000 warrants. The secured convertible debentures bear interest at 10% per annum and mature on one year from the date of issuance. The 10% debentures are convertible at any time at the option of the holder into shares of our common stock, provided at no time may a holder of our 10% debentures and its affiliates own more than 4.9% of our outstanding common stock. However, this ownership restriction may be waived by the holder upon 61 days notice. The conversion price of our common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the 10% debentures, is the lesser of:

      (a) fifty percent of the average of the lowest three intra-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and

      (b) a fixed conversion price of $0.05.

On June 6, 2003 and pursuant to a Purchase Agreement of even date by and between the Company and Milton Cotter, Eric Cotter, Richard Berman, David Fenner, William Stewart and Cathy Knight (the "Buyers"), the Buyers acquired Achievement Tec, Inc. and Career Direction, Inc., both wholly owned inactive subsidiaries, and in return delivered 6,428,073 shares of restricted common stock to the Company that were cancelled.

On May 29, 2002, prior to the merger and recapitalization, the Company issued 416,666 shares of restricted common stock at a price of $.06 per share to Pension Financial Services, an affiliate of the convertible debenture holders in satisfaction of $25,000 of convertible debt.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Achievement Tec or executive officers of Achievement Tec, and transfer was restricted by Achievement Tec in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this herein are unaffiliated with us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FINANCIAL CONDITION

We had net losses of $1,319,077 and $496,684 during the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had a cash balance of $130,902 and current liabilities of $2,996,481, including an obligation of $2,517,949 (before giving effect to debt discount) to convertible debenture holders. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2004 and 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

OVERALL RESULTS OF OPERATIONS

For the year ended March 31, 2004, we incurred an overall loss of $(1,319,077), or ($.03) per share, which was an increase of $822,393 in the net loss of $(496,684) or $(.01) per share for the prior period. The net loss for the year ended March 31, 2004 includes $668,004 of non-cash expense relating to $416,667 of debt discount expense, $224,395 of interest expense attributable to a greater level of debt and $186,458 of expense recorded for common stock issued for professional fees.

SALES

Total sales revenue for the year ended March 31, 2004 was $1,879,565 compared to $1,490,359 for the year ended March 31, 2003. The total increase of $389,206, or 26.1%, can be attributed principally to an increase in gallons sold, and partially to an increase in the average selling price per gallon. The 33% increase in gallons sold is attributable to a slightly larger customer base.

GROSS PROFIT

Gross profit increased by $190,096 to $252,436, or 304.9%, for the year ended March 31, 2004 compared to $62,340 for the year ended March 31, 2003, while gross margin increased to 13.4% from 4.2% for the periods due to higher overall market pricing for fuel oil, greater mark up and improved operating efficiencies.

OPERATING EXPENSES

Total operating expenses for the year ended March 31, 2004 increased by $406,092 to $932,655 from $526,563 for the year ended March 31, 2003 due to increases in advertising expenses of $88,334, professional fees of $35,415, as well as expense charges of $186,458 recorded for common stock issued for professional fees.

OTHER INCOME (EXPENSE)

Interest expense increased to $641,062 for the year ended March 31, 2004 from $32,461, or $608,601, for the year ended March 31, 2003, attributable to $416,667 of debt discount expense, as well as $224,395 of interest expense resulting from a greater amount of interest-bearing debt outstanding, in the current year compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As of March 31, 2004, we had a cash balance of $130,902 and a negative cash flow from operations of $442,306. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

The report of the independent certified public accountants on our financial statements as of March 31, 2004 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $3,090,661. However, we believe that by concentrating on our core business of selling home heating oil as well as by seeking the possible acquisition of profitable businesses, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. However, as of March 31, 2004 we had $2,996,481 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next 12 months we will need additional financing for the repayment of outstanding convertible debentures, unless extensions are granted, as well to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow. As of March 31, 2004, we had a working capital deficiency of $2,639,366.

The Company has total liabilities and contractual obligations of $3,379,814 as of March 31, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                    MORE THAN 1
CONTRACTUAL OBLIGATIONS                TOTAL      1 YEAR OR LESS      YEAR
-------------------------------- --------------   ---------------  -----------
Convertible Debentures           $    2,517,949   $     2,517,949            -
Accounts Payable   and  Accrued
  Expenses                              372,557           372,557            -
Accrued Interest
                                        458,738           458,738            -
Other

                                         30,370           30,370
                                 --------------   ---------------  -----------
Total Contractual Obligations    $    3,379,814   $    3,379,814
                                 ==============   ===============  ===========

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2004 and 2003.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $442,306 and $361,106 in the years ended March 31, 2004 and 2003, respectively. The cash used in operating activities for the year ended March 31, 2004 was principally the result of a net loss of $1,319,077 and an increase in accounts receivable of $78,840 attributable to a higher level of sales volume, offset by non-cash charges of $735,809 and an increase in accrued interest of $156,450. The use of cash in operating activities for the year ended March 31, 2003 was principally the result of a net loss of $496,684, offset by a liability accrued for related party consulting services that was extinguished in January 2004 as part of the transaction described in Item 5 of Part II.

NET CASH USED IN INVESTING ACTIVITIES

We used $64,035 and $735, respectively, during the years ended March 31, 2004 and 2003, respectively, for the acquisition of fixed assets, principally a computer software fuel system program in the 2004 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the ended year ended March 31, 2004 was $629,326, attributable to the sale of convertible debentures of $650,500, net of financing costs, and a net increase in related party debt of $21,174. Net cash provided by financing activities for the year ended March 31, 2003 was $356,268 from funds provided by related parties to meet obligations.

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For our fiscal years ended March 31, 2004 and 2003, we had net losses of $1,319,077 and $496,684. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated June 28, 2004, our independent auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended March 31, 2004. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE.

We had a working capital deficit of $2,639,365 as of March 31, 2004, which means that our current liabilities exceeded our current assets by $2,639,365. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

OUR OPERATIONS ARE HAZARDOUS AND COULD EXPOSE US TO THE RISK OF MATERIAL LIABILITIES, LOST REVENUES OR INCREASED EXPENSES.

There are risks associated with the handling of oil, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include accidents, the breakdown or failure of equipment or processes, and catastrophic events. Liabilities incurred and interruptions in operations caused by the handling of oil, have the potential to materially impact our consolidated results of operations, financial position and liquidity.

OUR OPERATIONS ARE HAZARDOUS AND COULD EXPOSE US TO THE RISK OF ENVIRONMENTAL LIABILITIES

There are environmental risks associated with the risks in the handling of oil mentioned above, which include injury or loss of life and extensive property or environmental damage. In addition, the general handling of oil has the potential for serious impacts on human health and the environment.

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

      -     we have no additional assets to pledge as security for the loan

      -     we maybe viewed as a high market risk

As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our expansion and expenditures, which could harm our business and the value of our common stock.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We believe that our available short-term assets will be sufficient to meet our operating expenses and capital expenditures through March 31, 2005. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

WE ARE IN DEFAULT ON A PORTION OF OUR CONVERTIBLE DEBENTURES

As of July 15, 2004, $2,017,949 of our June 2001, May 2002 and June 2003 secured convertible debentures have matured and are in default. We are currently in settlement and redemption discussions with the holders of the convertible debentures to retire these obligations. There can be no assurance that we will be successful in our negotiations to retire these obligations or raise the funds necessary to retire these debentures. The debentures are collateralized by all of our assets and there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including the foreclose on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of July 15, 2004, we have 74,136,826 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 101,717,964 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the amount of shares of our common stock that is issuable to the selling stockholder, upon conversion of our convertible debentures and subsequent exercise of warrants, based on market prices 25%, 50% and 75% below the market price, as of July 15, 2004 of $0.05.

                                            With                                      Percentage of
% Below Market    Price Per Share    Discount of 50%   Number of Shares Issuable   Outstanding Stock
--------------    ---------------    ---------------   -------------------------   -----------------
         25%            $0.0375           $0.0188            135,263,245                  65%
         50%             $0.025           $0.0125            203,435,920                  73%
         75%            $0.0125           $0.0063            403,642,698                  84%



The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible note and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. The convertible debentures are due and payable, with 10% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, $2,017,949 of the convertible debentures have matured and are in default and could require the early repayment at a price of 130% of the amount due under the debenture.. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holder could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK:

OUR BOARD OF DIRECTORS CAN ISSUE PREFERRED STOCK WITHOUT STOCKHOLDER CONSENT AND DILUTE OR OTHERWISE SIGNIFICANTLY AFFECT THE RIGHTS OF EXISTING STOCKHOLDERS.

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

THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has not traded over the past 18 months, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements as of and for the fiscal year ended March 31, 2004 have been examined to the extent indicated in their report by Weinberg & Company, P.A., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 19, 2003, a Form 8-K was filed announcing the dismissal of our independent accountants, Merdinger, Fruchter, Rosen & Corso, P.C., and the engagement of our new independent accountants, Weinberg & Company, P.A. Our board of directors recommended the dismissal of our former accountants. There were no disagreements between the Company and its former accountants.

On June 23, 2003, an 8-K was filed announcing the merger of ClickableOil.com, Inc. with and into the Company.

On August 25, 2003, an amended 8-K was filed including the audited financial statements of ClickableOil.com, Inc. for the fiscal years ended March 31, 2003 and 2002.

ITEM 8A. CONTROLS AND PROCEDURES

      (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

      (b)   CHANGES IN INTERNAL CONTROLS:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this Report or from the end of the reporting period to the date of this Form 10-KSB.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

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

Our directors and officers are as follows:

Name and Address                   Age      Position

Nicholas Cirillo, Jr.              41       Chief Executive
c/o ClickableOil.com, Inc.                  Officer, President and
711 South Columbus Avenue                   Director

Mount Vernon, NY 10550

Guy Pipolo                         41       Chief Operating Officer,
c/o ClickableOil.com, Inc.                  Chief Financial
711 South Columbus Avenue                   Officer and Director
Mount Vernon, NY 10550

David Rodgers                      51       Secretary and Director
c/o ClickableOil.com, Inc.
711 South Columbus Avenue
Mount Vernon, NY 10550

Nicholas Cirillo, Jr. is the Chief Executive Officer and co-founder of Clickable Enterprises, Inc. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Cirillo was appointed President and Director of the Company. Prior to this, Mr. Cirillo co-founded along with Guy Pipolo, National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1987 to 1995, Mr. Cirillo was a Manager with Cibro Petroleum where his responsibilities included overseeing the hedging and purchasing strategies for over $1 billion in home heating oil. Mr. Cirillo was also employed by Bear Stearns and by a privately held petroleum trading company. He received his Bachelor of Arts in Economics from Georgetown University, and his Masters of Business Administration from Fordham University.

Guy Pipolo is the Chief Operating Officer and co-founder of Clickable Enterprises, Inc. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Pipolo was appointed Chief Operating Officer, Chief Financial Officer and Director of the Company. Prior to this, Mr. Pipolo co-founded along with Nick Cirillo, Jr., National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1988 to 1995, Mr. Pipolo was the Supply Manager with Cibro Petroleum. Mr. Pipolo earned his Bachelor of Business Administration in Finance from Iona College.

David Rodgers is co-founder of Clickable Enterprises, Inc. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Rodgers was appointed Secretary and Director of the Company. He currently serves as Chief Financial Officer of Refuse Systems Corp., and Appliance Brokers Ltd Inc. Previously, he served as the Director of Information Technology and Chief Financial Officer with Burnside Coal and Oil/West Vernon Petroleum Corp., Mr. Rodgers received his Bachelor of Science in Accounting from the University of Bridgeport.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

CODE OF ETHICS

On July 15, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows compensation paid by us for the fiscal years 2004, 2003 and 2002. Other than as set forth below, no executives' salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                        Annual Compensation                     Long-Term Compensation

                                                                                    Awards         Payouts
                                                                 Other       Restricted
                                                                Annual          Stock     Options/   LTIP     All Other
Name and                             Salary        Bonus     Compensation     Award(s)     SARs    Payouts  Compensation
Principal Position        Year         ($)          ($)           ($)            ($)        (#)      ($)         ($)
Nicholas Cirillo, Jr.      2004         $  0         0          0               0           0        0          0
CEO and President          2003            0         0          0               0           0        0          0
                           2002            0         0          0               0           0        0          0

Milton Cotter              2004            0         0          0               0           0        0          0
Former CEO & CFO           2003            0         0          0              5,000(1)     0        0          0
                           2002         93,984       0          0               0           0        0          0
---------------------------------------------------------------------------------------------------------------------------

(1) Represents 10,000 shares of common stock.

During the last fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

EMPLOYMENT AGREEMENT

On June 6, 2003, we entered into a six month employment agreement with Milton Cotter, our former Chief Executive Officer and Chairman, to continue to serve as our Chief Executive Officer and Chief Financial Officer, and to insure that all of our 2002 and 2003 financial reports be prepared and filed with the SEC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of July 15, 2004 for:

      o each person who beneficially owns more than five percent of the common stock;
      o     each of our directors;
      o     the named executive officers; and
      o     all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Clickable Enterprises, Inc., 711 South Columbus Avenue, Mount Vernon, New York 10550.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 74,136,826 shares of common stock outstanding as of July 15, 2004.

                                   Common Stock Beneficially Owned

Name and Address                   Number                Percent

Nicholas Cirillo, Jr. (1)          19,932,420             26.9%
Guy Pipolo (1)                     19,932,420             26.9%
David Rodgers (1)                  18,030,020             24.3%

All Executive Officers and
 Directors as a Group              57,894,860             78.1%



(1) All shares are beneficially owned by (a) DGN Holdings, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each own a 33.33% interest, (b) NexGen Energy, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each own a 33.33% interest and (c) NRG Heat and Power, LLC, a New York limited liability company in which Messrs. Cirillo and Pipolo each own a 50% interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as follows:

During the years ended March 31, 2004 and 2003, the Company purchased approximately 25% and 40%, respectively, of its heating oil for resale from two suppliers that are owned and managed by the Company's officers and stockholders. As of March 31, 2004 and 2003, the aggregate amounts due to these suppliers were $17,748 and $539,665, respectively, and are included in due to related parties.

During the years ended March 31, 2004 and 2003, the Company had fuel sales of $13,867 and $566,067, respectively, to related parties by virtue of common ownership. As of March 31, 2004 and 2003, the balance due from the related parties was $0 and $45,649, respectively, and is included in accounts receivable.

During the years ended March 31, 2004 and 2003, the Company expensed $-0- and $53,796, respectively, to three related parties for reimbursement of consulting fees and expenses included in selling, general and administrative. As of March 31, 2004 and 2003, $0 and $275,868, respectively, are included in accounts payable and accrued expenses.

As of March 31, 2004 and 2003, notes payable due to related parties was $-0- and $459,000, respectively. During the year ended March 31, 2004, the Company issued stock in full satisfaction of the notes payable.

On June 6, 2003, we entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by, ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island, Michael
J. Connor, The James Group, and DGN Holdings, LLC. Under the terms of the agreement, we acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by us of approximately 43 million shares of common stock to the holders of ClickableOil. The new shares constitute approximately 90 percent of our outstanding shares. ClickableOil.com, Inc.'s founders, Messrs. Nicholas Cirillo, Jr., Guy Pipolo and David Rodgers, have been appointed our President, Chief Operating Officer and Secretary, respectively, and all have been duly appointed directors. Mr. Milton Cotter, former Chief Executive Officer, served as our Chief Executive Officer until December 2003. Messrs. Cotter and Berman resigned as directors on June 6, 2003.

Immediately after the ClickableOil.com, Inc. merger transaction, we executed a Purchase and Sale Agreement with Milton Cotter, Eric Cotter, Richard Berman and other former officers providing for the sale of 100% of the stock in Achievement TEC, Inc. and Career Direction, Inc. in exchange for 6,428,073 shares of our common stock collectively owned by them. We subsequently retired these shares.

The above-referenced transactions with our affiliates were made on terms that are no less favorable to us than those generally available from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.       Description

3.1 Articles of Incorporation (Incorporated by reference to our registration statement on Form 10-SB).

3.2 Certificate of amendment (Incorporated by reference to our registration statement on Form SB-2).

3.3               Bylaws   (Incorporated   by  reference  to  our   registration
                  statement on Form 10-SB).

10.1 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due June 29, 2003 in the principal sum of $794,119.79, issued to AJW Partners, LLC (Incorporated by reference to our registration statement on Form SB-2 filed August 3, 2001).

10.2 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due June 29, 2003 in the principal sum of $398,829.30, issued to AJW Partners, LLC (Incorporated by reference to our registration statement on Form SB-2 filed August 3, 2001).

10.3 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our registration statement on Form 8-K, filed August 14,2001).

10.4 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to AJW Partners, LLC (Incorporated by reference to our registration statement on Form 8-K, filed August 14, 2001).

10.5              Security   Agreement   among  the   Company  and  the  Initial
                  Purchasers(Incorporated   by  reference  to  our  registration
                  statement Form8-K, filed July 17, 2001).

10.6 Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our registration statement on Form 8-K, filed July 17, 2001).

10.7 Secured Convertible Debenture Purchase Agreement dated as of May8, 2002 among the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore Ltd. (the "Subsequent Purchasers")(Incorporated by reference to our registration statement on SB-2filed June 21, 2002).

10.8 Registration Rights Agreement dated as of May 8, 2002, among the Company and the Subsequent Purchasers (Incorporated by reference to our registration statement on SB-2 filed June 21,
                  2002).

10.9 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $37,500, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our registration statement on SB-2 filed June 21, 2002).

10.10 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $37,500, issued to AJW Partners, LLC (Incorporated by reference to our registration statement on SB-2 filed June 21, 2002).

10.11 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $112,500, issued to Pegasus Capital Partners, LLC (Incorporated by reference to our registration statement on SB-2 filed June 21,
                  2002).

10.12 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $112,500, issued to AJW/New Millennium Offshore Ltd. (Incorporated by reference to our registration statement on SB-2 filed June 21,
                  2002).

10.13 Security Agreement among the Company and the Subsequent Purchasers (Incorporated by reference to our registration statement on SB-2 filed June 21, 2002).

10.14 Intellectual Property Security Agreement among the Company and the Subsequent Purchasers (Incorporated by reference to our registration statement on SB-2 filed June 21, 2002).

10.15             Independent  Contractor/Trucking  Agreement  dated  March 2004
                  (incorporated   by  reference  to  our  amended   registration
                  statement on Form SB-2/A filed on May 14, 2004).

10.16 Terminal Agreement dated October 2000 between Clickableoil.com and New Hyde Park Oil Terminal, LLC (incorporated by reference to our amended registration statement on Form SB-2/A filed on May 14, 2004).

10.17 Independent Contractor Agreement dated June 2002 between Clickableoil.com and Nexgen Energy, LLC. (incorporated by reference to our amended registration statement on Form SB-2/A filed on May 14, 2004).

14.1              Code of Ethics (filed herewith).

23.1              Consent of accountants (filed herewith).

31.1              Officer's   Certificate   Pursuant   to  Section   302  (filed
                  herewith).

31.2              Officer's   Certificate   Pursuant   to  Section   302  (filed
                  herewith).


32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B.    Reports on Form 8-K. None

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered was $67,595 and $86,017 for the audit of the Company's annual financial statements for the fiscal years ended March 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years and the filing of our Registration Statement.

AUDIT-RELATED FEES. No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fees."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, no other fees were billed by the principal accountant for the fiscal years ended March 31, 2004 and 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLICKABLE ENTERPRISES, INC.

                                  By:    /s/ Nicholas Cirillo, Jr.
                                     -------------------------------------------
                                  Name:  Nicholas Cirillo, Jr.
                                  Title: President (Principal Executive Officer)
                                  Date:  July  , 2004


      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                                         DATE
---------                                       -----                                                         ----
/s/ Nicholas Cirillo, Jr.
------------------------------------------
Nicholas Cirillo, Jr.                           President (Principal Executive Officer) and Director       July 21, 2004


/s/ Guy Pipolo
------------------------------------------
Guy Pipolo                                      Chief Financial Officer  (Principal Financial              July 21, 2004
                                                Officer) and Director

/s/ David Rodgers
------------------------------------------
David Rodgers                                   Secretary and Director                                     July 21, 2004

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003

                           CLICKABLE ENTERPRISES, INC.
                    (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY


                                    CONTENTS
                                    --------

PAGE                  i         INDEPENDENT AUDITORS' REPORT

PAGE                  1         BALANCE SHEETS AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003

PAGE                  2         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2004 (CONSOLIDATED) AND 2003

PAGE                  3         STATEMENTS  OF CHANGES IN  STOCKHOLDERS'  DEFICIENCY  FOR THE YEARS ENDED MARCH 31,
                                2004 (CONSOLIDATED) AND 2003

PAGE                  4         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2004 (CONSOLIDATED) AND 2003

PAGES              5 - 13       NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Clickable Enterprises, Inc.
  (formerly Achievement Tec Holdings, Inc.)

We have audited the accompanying balance sheets of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and Subsidiary as of March 31, 2004 (Consolidated) and 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and Subsidiary as of March 31, 2004 (Consolidated) and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of $1,319,077 and a negative cash flow from operations of $442,306 for the year ended March 31, 2004 and a working capital deficiency of $2,639,365 and a stockholders' deficiency of $2,574,227 at March 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
June 28, 2004

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                 ASSETS
                                                 ------

                                                                                       2004           2003
                                                                                   -----------    -----------
CURRENT ASSETS
Cash                                                                               $   130,902          7,917
Accounts receivable, net                                                               138,299         69,911
Inventory                                                                               11,143         10,900
Prepaid expenses                                                                        13,000         77,905
Deferred financing costs, net                                                           62,990             --
Other assets                                                                               782          1,738
                                                                                   -----------    -----------
Total Current Assets                                                                   357,116        168,371
PROPERTY AND EQUIPMENT, NET                                                             58,580          2,767
OTHER ASSETS                                                                             6,558             --
                                                                                   -----------    -----------
TOTAL ASSETS                                                                       $   422,254        171,138
                                                                                   ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                     ----------------------------------------
CURRENT LIABILITIES
Accounts payable and other accrued expenses                                        $   372,757        291,011
Accrued interest                                                                       458,738         26,880
Due to related parties                                                                  17,748        539,665
Notes payable - related party                                                               --        459,000
Convertible debentures, net of discount of $383,333                                  2,134,616             --
Customer deposits                                                                       12,622         20,166
                                                                                   -----------    -----------
Total Current Liabilities                                                            2,996,481      1,336,722
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized, 74,136,826
and 43,000,000 shares issued and outstanding, respectively                              74,137         43,000
Additional paid-in-capital                                                             630,839        563,000
Deferred compensation                                                                 (188,542)            --
Accumulated deficit                                                                 (3,090,661)    (1,771,584)
                                                                                   -----------
Total Stockholders' Deficiency                                                      (2,574,227)    (1,165,584)
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $   422,254        171,138
                                                                                   ===========    ===========


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                                                       2004           2003
                                                                                   -----------    -----------

FUEL SALES, INCLUDING RELATED PARTY SALES OF $13,867 AND $566,067, RESPECTIVELY    $ 1,879,565    $ 1,490,359

COST OF SALES                                                                        1,627,129      1,428,019
                                                                                   -----------    -----------

GROSS PROFIT                                                                           252,436         62,340
                                                                                   -----------    -----------

OPERATING EXPENSES
     Selling, general and administrative                                               837,923        524,669
     Depreciation and amortization                                                      94,732          1,894
                                                                                   -----------    -----------
                                                                                       932,655        526,563
TOTAL OPERATING EXPENSES
                                                                                   -----------    -----------

LOSS FROM OPERATIONS                                                                  (680,219)      (464,223)
                                                                                   -----------    -----------

OTHER INCOME (EXPENSE)

 Other income                                                                            2,204             --
 Interest expense                                                                     (641,062)       (32,461)
                                                                                   -----------    -----------
 TOTAL OTHER INCOME (EXPENSE)                                                         (638,858)       (32,461)
                                                                                   -----------    -----------

NET LOSS                                                                           $(1,319,077)      (496,684)
                                                                                   ===========    ===========
Net loss per share - basic and diluted                                             $      (.03)   $      (.01)
                                                                                   ===========    ===========
Weighted average number of common shares outstanding -basic and diluted             51,480,641     43,000,000
                                                                                   ===========    ===========


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                                      Additional
                                              Common Stock             Paid in        Deferred      Accumulated
                                          Shares         Amount        Capital      Compensation      Deficit         Total
                                       -----------    -----------    -----------    ------------    -----------    -----------
Balance, April 1, 2002                  43,000,000    $    43,000    $   563,000    $         --    $(1,274,900)   $  (668,900)

Net loss, 2003                                  --             --             --              --       (496,684)      (496,684)
                                       -----------    -----------    -----------    ------------    -----------    -----------

Balance, April 1, 2003                  43,000,000         43,000        563,000              --     (1,771,584)    (1,165,584)

Liabilities assumed from merger with
Achievement Tec Holdings, Inc.          10,320,039         10,320     (2,073,587)             --             --     (2,063,267)

Cancellation of shares on sale of       (6,428,073)        (6,428)         6,428              --             --             --
subsidiaries

Beneficial conversion feature of
convertible debentures                          --             --        800,000              --             --        800,000

Stock issued to consultants for
services                                 7,500,000          7,500        367,500        (300,000)            --         75,000

Amortization of deferred services               --             --             --         111,458             --        111,458

Stock issued to employees for
services                                   550,000            550         26,950              --             --         27,500

Stock issued to settle related party
debt                                    19,194,860         19,195        940,548              --             --        959,743

Net loss, 2004                                  --             --             --              --     (1,319,077)    (1,319,077)
                                       -----------    -----------    -----------    ------------    -----------    -----------

Balance, March 31, 2004                 74,136,826    $    74,137    $   630,839    $   (188,542)   $(3,090,661)   $(2,574,227)
                                       ===========    ===========    ===========    ============    ===========    ===========


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                                                       2004           2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,319,077)   $  (496,684)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       94,732          1,894
    Provision for bad debts                                                             10,452          3,697
    Beneficial conversion expense                                                      416,667             --
    Stock issued for services                                                          213,958             --
   Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                (78,840)        28,664
    Inventory                                                                             (243)        (2,922)
    Prepaid expenses                                                                    64,905        (65,395)
    Other assets                                                                        (5,602)         3,570
  Increase (decrease) in:

    Accounts payable and accrued expenses                                               11,746         29,474
    Accrued interest                                                                   156,540             --
    Customer deposits                                                                   (7,544)       (13,404)
    Liability incurred for accrued related party consulting services                        --        150,000
                                                                                   -----------    -----------
       Net Cash Used In Operating Activities                                          (442,306)      (361,106)
                                                                                   -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets                                                           (64,035)          (735)
                                                                                   -----------    -----------
       Net Cash Used In Investing Activities                                           (64,035)          (735)
                                                                                   -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of convertible debentures                                  650,500             --
 Due to related party                                                                  (21,174)       356,268
                                                                                   -----------    -----------
                             Net Cash Provided By Financing Activities                 629,326        356,268
                                                                                   -----------    -----------
  NET DECREASE IN CASH                                                                 122,985         (5,573)
  Cash at beginning of YEAR                                                              7,917         13,490
                                                                                   -----------    -----------
  CASH AT END OF YEAR                                                              $     5,470             --
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization, no assets were carried over from the legal survivor and $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

During the year ended March 31, 2004, the Company issued 7,500,000 shares of common stock having a value of $375,000 in the aggregate, to three consultants for professional services rendered and to be rendered to the Company.

During the year ended March 31, 2004, the Company issued 550,000 shares of restricted common stock valued at $27,500 in the aggregate, to five employees as additional compensation.

During the year ended March 31, 2004, the Company settled in full related party debt in the aggregate amount of $959,743 by the issuance of 19,194,860 shares of restricted common stock at $.05 per share.

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) ORGANIZATION AND RECENT COMPANY HISTORY

      Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.), through its wholly-owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4,
      2000), provides a low cost and highly efficient means of servicing the heating oil market through an internet based approach. Clickable Enterprises, Inc. and ClickableOil.com, (collectively, the "Company") streamlines the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver the heating oil to its customers.

      On June 6, 2003, Achievement Tec Holdings, Inc., a publicly traded Delaware corporation, (incorporated on April 26, 2000) entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Achievement Tec Holdings, Inc., that was incorporated for the sole purpose of acquiring ClickableOil.com. Under the terms of the agreement, Clickable Oil Acquisition Corp. acquired 100 percent of the common stock of ClickableOil.com in exchange for the issuance of 43 million shares of Achievement Tec Holding, Inc.'s common stock to the holders of
      ClickableOil.com. At the time of the merger agreement there were 10,320,039 shares of Achievement Tech Holdings, Inc. outstanding (See Note 6(A)).

      On June 6, 2003, Achievement Tec Holdings Inc. also executed a Purchase and Sale Agreement with former directors and officers providing for the sale to them of 100% of the stock in Achievement Tec, Inc. and Career Direction, Inc., at the time wholly-owned subsidiaries of Achievement Tec Holdings, Inc., in exchange for the 6,428,073 shares of Achievement Tec Holdings, Inc. common stock that they collectively owned. These shares were subsequently retired (See Note 6(B)). In December 2003, an amendment to the certificate of incorporation of Achievement Tec Holdings, Inc.
      changed  its  name  from  Achievement  Tec  Holdings,  Inc.  to  Clickable
      Enterprises, Inc. ClickableOil.com survives as a wholly-owned subsidiary of Clickable Enterprises, Inc., engaged in the business of selling heating oil and related services.

      Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com is the accounting acquirer. As a result, the exchange was treated as a recapitalization and Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) adopted the March 31 fiscal year end of ClickableOil.com. Accordingly, the accompanying consolidated financial statements include the following:

      1.The balance sheet as of March 31, 2004 consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost from the date of acquisition.

      2. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations (consisting principally of interest expense) of the legal acquirer from the date of the merger.

      (B) REVENUE RECOGNITION

      The Company recognizes revenue at the time heating oil is delivered to customers.

      (C)  CONCENTRATIONS  OF CREDIT  RISK FROM  DEPOSITS  IN EXCESS OF  INSURED
      LIMITS

      The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company is exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



      (D) INVENTORY

      Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

      (E) PROPERTY AND EQUIPMENT

      Property and Equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended March 31, 2004 and 2003.

      (F) INCOME TAXES

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense (benefit) for the years ended March 31, 2004 and 2003. The deferred tax asset of approximately $2,280,000 arising from the Company's ability to carry forward its net operating losses of approximately $6,705,000 to future years expiring at various dates through 2024 has been fully offset by a valuation allowance because it is more likely then not that the deferred tax asset will not be utilized. This net operating loss carryforward may be restricted in future years under Section 382 of the Internal Revenue Code.

      (G) USE OF ESTIMATES

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

      (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and related party payables, approximate fair value due to the short-term maturities of these instruments. The carrying value of the convertible debentures approximates the fair value based on the effective interest rates compared to current market rates.

      (I) ADVERTISING COSTS

      Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2004 and 2003 were $109,445 and $21,111, respectively.

      (J) LOSS PER SHARE

      Basic and diluted net loss per common share for the years ended March 31, 2004 and 2003 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of common stock


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



      equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods.

      (K) RECENT ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      Management does not believe the adoption these statements will have a material effect on the Company's financial position or results of operations.

      (L) STOCK BASED COMPENSATION

      The Company accounts for options issued to employees under APB Opinion No.25 "Accounting for Stock Issued to Employees" and the disclosure provisions of FASB No. 123 as modified by FASB No. 148 using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair based method under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. The Company accounts for shares issued to employees and non-employees under its 2004 Stock Incentive Plan by valuing the shares issued based on the fair value at the date of grant.

      (M) SEGMENT INFORMATION

      The Company's business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

NOTE 2 ACCOUNTS RECEIVABLE

      Accounts receivable as of March 31, 2004 and 2003 consisted of the following:

                                                     2004           2003
                                                 -----------    -----------

      Accounts receivable-trade                  $   152,707    $    27,959
      Accounts receivable-related party                   --         45,649
      Less allowance for doubtful accounts           (14,408)        (3,697)
                                                 -----------    -----------

                                                 $   138,299    $    69,911
                                                 ===========    ===========

      For the years ended March 31, 2004 and 2003, the Company recorded bad debt expense of $10,452 and $3,697, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

      Property and Equipment as of March 31, 2004 and 2003 consisted of the following:

                                                     2004           2003
                                                 -----------    -----------
      Office equipment and computer software     $    72,950    $     8,915
      Less: accumulated depreciation                 (14,370)        (6,148)
                                                 -----------    -----------

                                                 $    58,580    $     2,767
                                                 ===========    ===========

      Total depreciation expense for the years ended March 31, 2004 and 2003 was $8,222 and $1,894, respectively.

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



NOTE 4 DEBT FINANCING COSTS


      Debt financing costs, which relate to the $800,000 of convertible debentures (See Note 5), as of March 31, 2004 and 2003 consisted of the following:

                                                        2004
                                                 -----------

      Debt financing costs                       $   149,500
      Less: accumulated amortization                 (86,510)
                                                 -----------

                                                 $    62,990
                                                 ===========

      Total amortization expense for the year ended March 31, 2004 was $86,510.

NOTE 5 CONVERTIBLE DEBENTURES


      On June 29, 2001, and August 13, 2001, the Company entered into Secured Convertible Debenture Purchase and Exchange Agreements by and among the Company and AJW Partners, LLC and New Millennium Capital Partners II, LLC (the "Purchasers"). Pursuant to the Purchase Agreements, the Purchasers agreed, subject to the terms and conditions of the Purchase Agreements, to purchase an aggregate principal amount of $1,192,949 and $250,000, respectively, of the Company's 10% Secured Convertible Debentures, originally due June 29, 2003 and August 13, 2003, respectively. The debentures are convertible into shares of the Company's common stock, (the "Common Stock"). As consideration for the purchase of the debentures, the Purchasers (i) paid $500,000; (ii) exchanged convertible debentures of the Company in the aggregate principal and accrued interest amount of $105,019; and (iii) exchanged 586,375 shares of Common Stock.

      On May 8, 2002, the Company entered into additional Secured Convertible Debenture Purchase and Exchange Agreements with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd., all of whom are stockholders of the Company, whereby the Company sold $300,000 of one-year 10% Secured Convertible Debentures due May 8, 2003, convertible into shares of Common Stock. The debentures are convertible, at the holder's option, into shares of Common Stock in whole or in part at any time after the original issue date.

      During 2002, the Company issued 416,666 shares of its common stock to an affiliate of AJW Partners, LLC and New Millennium Capital Partners II, LLC to settle $25,000 of the convertible debentures.

      The balance of the aforementioned convertible debentures that were originally issued by Achievement Tec Holdings, Inc. prior to the merger and recapitalization were assumed by the Company as part of the merger.

      On June 6, 2003, coincident with the ClickableOil.com merger transaction, the Company entered into a debt modification and extension agreement with the above bondholders wherein the bondholders agreed to (i) extend the maturity of all of the Company's then existing convertible debentures, as described above, to June 6, 2004; (ii) waive all penalties accrued pursuant to the June 2001, August 2001 and May 2002 debentures; (iii) release their security interest in the Company's assets with the Company granting the bondholders a security interest in all of the assets of ClickableOil.com, Inc.; (iv) modify the optional prepayment provisions of

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



      the debentures; and (v) conform the conversion price on all of the debentures to equal the 50% conversion price of the June 2003 debentures (see below). The 2001 and 2002 convertible debentures have matured and are currently in default. The Company has entered into settlement and redemption discussions with the bondholders to retire these obligations.

      Also on June 6, 2003 and coincident with the ClickableOil.com merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date is the lesser of $.05 and 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

      On June 6, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 occurring at the time the Company becomes current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 stock purchase warrants on the above closing. The June 2003 convertible debentures have matured and are currently in default. The Company has entered into settlement and redemption discussions with the bondholders to retire this obligation. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures maturing on November 3, 2004 and issued an additional 1,500,000 stock purchase warrants subsequent to becoming current in all of its SEC filings. On January 16, 2004, the Company closed on the final $200,000 of the convertible debentures maturing on January 16, 2005 and issued an additional 1,000,000 stock purchase warrants subsequent to filing the aforementioned registration statement.

      The warrants have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 4.5% and expected life of five years. As of March 31, 2004, no warrants have been exercised.

      The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000 through March 31, 2004, was recorded as a discount on the debt and as a component of additional paid-in capital and is being accreted over 12-month periods as interest expense in accordance with EITF 00-27. For the year ended March 31, 2004, the Company accreted $416,667 of debt discount as interest expense.

      Under the terms of the  convertible  debenture  agreements  the Company is required to register its common stock, which shares are issuable upon conversion of the convertible debentures and the exercise of the outstanding warrants by the holders of such debentures and warrants.

      As of March 31, 2004, interest of $397,510 is accrued on all of the convertible debentures and is included in current liabilities as accrued interest.

      As of March 31, 2004, the Company owed in the aggregate $2,517,949, less discount of $383,333, on all of the convertible debentures.

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



NOTE 6 STOCKHOLDERS' DEFICIENCY

      (A) STOCK ISSUED IN MERGER AND RECAPITALIZATION

      In June 2003, the Company issued 43,000,000 shares of restricted common stock to the former shareholders of ClickableOil.com, Inc. pursuant to the terms of the June 6, 2003 merger transaction. As part of the merger, the Company's common stock changed from no par value to .001 par value. The accompanying financial statements have been retroactively restated to reflect the change in par value. As part of the merger agreement, no assets, but certain obligations, in the amount of $2,063,267, of Achievement Tec, Inc. and Career Direction, Inc., were retained by the accounting acquirer.

      (B) STOCK CANCELLATION

      On June 6, 2003, the Company executed a Purchase and Sale Agreement by and between the Company and former directors and officers of the Company (collectively, the "Sellers") providing for the sale of 100% of the stock of the Company's then inactive subsidiaries, Achievement Tec, Inc. and Career Direction, Inc., in exchange for the delivery of 6,428,073 shares of the Company's common stock collectively owned by the Sellers. The Company subsequently retired these shares. These subsidiaries ceased operations on or before June 6, 2003 and consequently had no impact on the Company's loss from operations for the year ended March 31, 2004. No gain or loss resulted from this transaction.

      (C) STOCK INCENTIVE PLAN

      On February 4, 2004, the Company filed an S-8 Registration Statement to register 10,000,000 shares of common stock at a proposed maximum offering price of $.05 per share under the Company's 2004 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash. An aggregate of 6,000,000 common shares were issued pursuant to the Plan during the year ended March 31, 2004.

      (D) STOCK ISSUED FOR SERVICES

      On July 2, 2003, the Company issued 750,000 shares each (1,500,000 shares in the aggregate) to two consultants, having a value of $37,500 each ($75,000 in the aggregate), for professional services rendered. These shares have been valued at $.05 per share based on the current market value and expensed during the year ended March 31, 2004. On February 9, 2004, the Company's Board of Directors approved the issuance of 2,250,000 and 3,750,000 shares, respectively, (6,000,000 shares in the aggregate, issued under the 2004 Stock Incentive Plan (See Note 6(C) above)) having a value of $112,500 and $187,500 ($300,000 in the aggregate) to two consultants, respectively, for professional services to be rendered. These shares were issued on February 20, 2004 and have been valued at $.05 per share based on the current market value. The value of these shares has been initially recorded as deferred compensation in stockholder's deficiency and is being expensed as service is performed. For the year ended March 31, 2004, the Company recorded consulting expense of $111,458.

      (E) STOCK ISSUED TO EMPLOYEES

      On January 27, 2004, the Board of Directors approved the issuance of 550,000 shares of restricted common stock, in the aggregate, to five employees as additional compensation for services rendered to the Company. These shares have been valued at $.05 per share, based on the current market value and accordingly, $27,500 has been expensed during the year ended March 31, 2004.

      (F) STOCK ISSUED FOR RELATED PARTY DEBT

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



      On January 27, 2004, the Company issued an aggregate of 19,194,860 shares of restricted common stock valued at $.05 per share, based on the current market value, in full satisfaction of $959,743 of outstanding related party debt at that date.

NOTE 7 RELATED PARTY TRANSACTIONS


      During the years ended March 31, 2004 and 2003, the Company purchased approximately 25% and 40%, respectively, of its heating oil for resale from two suppliers that are owned and managed by the Company's officers and stockholders. As of March 31, 2004 and 2003, the aggregate amounts due to these suppliers were $17,748 and $539,665, respectively, and are included in due to related parties.

      During the years ended March 31, 2004 and 2003, the Company had fuel sales of $7,957 and $546,641, respectively, to a party related by virtue of common ownership. As of March 31, 2004 and 2003, the balance due from the related party was $0 and $37,889, respectively, and is included in accounts receivable.

      During the years ended March 31, 2004 and 2003, the Company had fuel sales of $5,910 and $19,416, respectively, to a party related by virtue of common ownership. As of March 31, 2004 and 2003, the balance due from the related party was $0 and $7,760, respectively, and is included in accounts receivable.

      During the years ended March 31, 2004 and 2003, the Company expensed $-0-and $53,796, respectively, to three related parties for reimbursement of consulting expenses, salaries, and other expenses included in selling, general and administrative. As of March 31, 2004 and 2003, $0 and $275,868, respectively, are included in accounts payable and accrued expenses.

      As of March 31, 2004 and 2003, notes payable due to related parties was $-0- and $459,000, respectively. During the year ended March 31, 2004, the Company issued stock in full satisfaction of the notes payable (See Note
      6F).

      As of March 31, 2004 and 2003, accrued interest due to related parties was $51,021 and $26,880, respectively, and is included in accrued interest.

      For related party stock transactions, (See Note 6(F)).

NOTE 8 COMMITMENTS AND CONTINGENCIES

      (A) LEGAL MATTERS

      The Company is contingently liable in a legal proceeding brought against one of its former subsidiaries by two former employee officers contesting a non compete covenant and confidentiality agreement. This legal action has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

      In another lawsuit, the plaintiffs brought suit against the Company for negligence alleging failure to exercise due care in handling fuel oil. The case involves a misdelivery of home heating oil to the plaintiff's residence that had a fuel pipe but no tank. The lawsuit was submitted to the Company's insurance carrier who had the damage cleaned up. The insurance carrier is attempting to settle the case. The insurance coverage appears adequate and, accordingly, no additional liability has been accrued.

      (B) FORWARD PURCHASE COMMITMENT

                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003



       As of March 31, 2004, the Company had entered into two futures contracts with an unrelated supplier to purchase, in aggregate, approximately 84,000 gallons of heating oil to be received during December 2004 and January 2005. The heating oil to be purchased will be provided to customers under existing sales commitments (estimate based on number of customers) whereby the customers have agreed to purchase all of their heating oil from the Company. The amount due under these contracts total approximately $80,000 and is payable as deliveries are received by the Company. The contracts specifies that the Company is to be billed for each delivery and the credit terms call for electronic transfer of funds within 10 days. If the Company fails to perform, they shall be in default and held liable for damages.

       (C) LEASE AGREEMENT

       On April 1, 2003, the Company entered into a lease agreement with an unrelated third party for its administrative offices. The term of the lease is for twenty four months commencing on June 1, 2003. The monthly rent was $1,260 through December 31, 2003. As of January 1, 2004, the monthly rent increased to $1,470. Future minimum lease payments under the term of the operating lease are as follows at March 31, 2004:

                     2005                                    $            17,640
                     2006                                                  2,940
                                                             ------------------
                                                             $            20,580
                                                             ==================
NOTE 9 GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

      As reflected in the accompanying financial statements, the Company has a net loss of $1,319,077 and a negative cash flow from operations of $442,306 for the year ended March 31, 2004 and a working capital deficiency of $2,639,365 and a stockholders' deficiency of $2,574,227 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

                 See accompanying notes to financial statements.