Form 10QSB
period 2004-06-30
CLICKABLE ENTERPRISES INC
filed 2004-08-17
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2004

                         Commission File Number 0-23737


                          CLICKABLE ENTERPRISES, INC.
             ------------------------------------------------------
                    (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC)
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             82-0290939
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)            identification number)


                711 SOUTH COLUMBUS AVENUE, MOUNT VERNON, NY 10550
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (914) 699-5190
                         -------------------------------
                         (Registrant's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days (mark one):
                                 YES [X] NO [ ]


 As of August 10, 2004, there were 74,136,826 shares of the registrant's, $.001 value, common stock issued and outstanding

     Transmittal small business disclosure format (mark one): YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets as of June 30, 2004
          (Unaudited) and March 31, 2004

        Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2003 (Unaudited)

        Condensed Consolidated Statement of Changes in Stockholders'
          Deficiency for the three months June 30, 2004 (Unaudited)

        Notes to Condensed Consolidated Financial Statements as of June 30, 2004 (Unaudited)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    AS OF           AS OF
                                                                JUNE 30, 2004   MARCH 31, 2004
                                                                (UNAUDITED)
                                                                ------------------------------
                                     ASSETS
    Current Assets
      Cash                                                      $    21,715      $   130,902
      Accounts receivable, net of allowance for
        doubtful accounts of $41,039 and $14,408                     23,002          138,299
      Inventory                                                          --           11,143
      Prepaid expenses                                               11,356           13,000
      Deferred financing costs, net of accumulated
        amortization of $117,531 and $86,510                         31,969           62,990
      Other current assets                                               --              781
                                                                ----------------------------
    Total Current Assets                                             88,042          357,115
    Property and equipment, net                                      57,161           58,580
    Other Assets                                                      1,710            6,558
                                                                ----------------------------
TOTAL ASSETS                                                    $   146,913      $   422,253
                                                                ============================

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

     Current Liabilities
       Accounts payable and other accrued expenses              $   158,625      $   372,757
       Accrued interest                                             532,338          458,738
       Due to related parties                                        87,190           17,748
       Convertible debentures, net of discount of
         $208,333 and $383,333, respectively                      2,309,616        2,134,616
       Customer deposits                                              8,082           12,622
                                                                ----------------------------
        Total Current Liabilities                                 3,095,851        2,996,481
                                                                ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value, 10,000,000
       shares authorized, none issued and outstanding                    --               --
     Common stock, $.001 par value, 500,000,000
       shares authorized, 74,136,826 shares issued
       and outstanding                                               74,137           74,137
     Additional paid-in capital                                     630,839          630,839
     Deferred compensation                                         (129,167)        (188,542)
     Accumulated deficit                                         (3,524,747)      (3,090,661)
                                                                ----------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                   (2,948,938)      (2,574,227)
                                                                ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY                 $   146,913      $   422,254
                                                                ============================


      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                   2004              2003
                                                                           -----------------------------------

NET SALES                                                                   $    231,095      $    188,811
COST OF SALES                                                                    206,622           176,711
                                                                            ------------------------------
GROSS PROFIT                                                                      24,473            12,100
                                                                            ------------------------------

OPERATING EXPENSES
     Selling, general and administrative                                         185,515           166,388
     Depreciation and amortization                                                34,434             6,864
                                                                            ------------------------------
TOTAL OPERATING EXPENSES                                                         219,949           173,252
                                                                            ------------------------------

LOSS FROM OPERATIONS                                                            (195,476)         (161,152)

OTHER INCOME (EXPENSE)
     Other income                                                                     21                49
     Interest expense                                                           (238,631)          (47,614)
                                                                            ------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                    (238,610)          (47,565)
                                                                            ------------------------------

Loss before provision for income taxes                                          (434,086)         (208,717)

Provision for income taxes                                                            --                --
                                                                            ------------------------------

NET LOSS                                                                    $   (434,086)     $   (208,717)
                                                                            ==============================

Net loss per share, basic and diluted                                       $      (0.01)     $         --
                                                                            ==============================

Weighted average number of common shares outstanding -basic and diluted       74,136,826        44,384,004
                                                                            ==============================

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                           -----------------------------------
                                                                   2004           2003
                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(434,086)     $(208,717)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                             34,435          6,864
        Beneficial conversion expense                            175,000         25,000
        Provision for bad debts                                   33,621          3,697
        Stock issued for services                                     --         75,000
        Recognition of deferred compensation                      59,375             --
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                       81,676         22,920
        Inventory                                                 11,143          1,104
        Prepaid expenses                                           1,644         35,310
        Other assets                                               5,629            (78)
     Increase (decrease) in:
        Accounts payable and other accrued expenses             (214,132)      (200,149)
        Accrued interest                                          73,600        101,658
        Customer deposits                                         (4,540)        (1,446)
                                                               ------------------------
     Net cash used in operating activities                      (176,635)      (138,837)
                                                               ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                        (1,995)       (17,788)
                                                               ------------------------
     Net cash used in investing activities                        (1,995)       (17,788)
                                                               ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of financing costs                                      --        (76,250)
     Increase (decrease) in due to related parties                69,442        (23,575)
     Proceeds from issuance of convertible debentures                 --        300,000
                                                               ------------------------
     Net cash provided by financing activities                    69,442        200,175
                                                               ------------------------

NET (DECREASE) INCREASE IN CASH                                 (109,188)        43,550
     CASH AT BEGINNING OF PERIOD                                 130,903          7,917
                                                               ------------------------

     CASH AT END OF PERIOD                                     $  21,715      $  51,467
                                                               ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization during June 2003, no assets were carried over from the legal survivor and $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                             ADDITIONAL
                                     COMMON STOCK              PAID IN         DEFERRED       ACCUMULATED
                                SHARES         AMOUNT          CAPITAL       COMPENSATION       DEFICIT           TOTAL
                             -----------     -----------     -----------     ------------     -----------      -----------

Balance, March 31, 2004       74,136,826     $    74,137     $   630,839     $  (188,542)     $(3,090,661)     $(2,574,227)

Amortization of deferred
  services                            --              --              --          59,375               --           59,375

Net loss for the period               --              --              --              --         (434,086)        (434,086)
                             -----------     -----------     -----------     -----------      -----------      -----------

Balance, June 30, 2004        74,136,826     $    74,137     $   630,839     $  (129,167)     $(3,524,747)     $(2,948,938)
                             ===========     ===========     ===========     ===========      ===========      ===========


      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


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

       (B) PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and its wholly owned subsidiary ClickableOil.com (collectively, the "Company").

       (C) USE OF ESTIMATES

       In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (D) PER SHARE DATA

       Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented. Accordingly, a reconciliation between basic and diluted earnings (loss) per share is not presented.

       (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated financial statements as of and for the three months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2004 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

       (F) RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


       flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

       (G) RECLASSIFICATIONS

       Certain items have been reclassified in prior period statements to conform to the current period presentation.

NOTE 2 RELATED PARTY TRANSACTIONS

       During the three months ended June 30, 2004, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC, an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, increased in the net amount of $69,442. During this three-month period, the Company purchased oil for resale from NRG Heat & Power, LLC in the amount of $73,994 and $92,321, respectively. As of June 30, 2004, this non-interest bearing obligation of $87,190 is included in Due to related parties in the accompanying balance sheet.

       As of June 30, 2004, the Company owed NexGen $51,021 of accrued interest.

       During the three months ended June 30, 2004, the Company had fuel sales of $100 to Flaw, Inc., a company owned by Messrs. Cirillo and Pipolo.

NOTE 3 CONVERTIBLE DEBENTURES

       The convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) have matured and are currently in default. The Company has entered into settlement and redemption discussions with the noteholders to restructure or retire these obligations. The remaining convertible debentures (aggregating $500,000 before discount) mature in November 2004 ($300,000) and January 2005 ($200,000).

       As of June 30, 2004, interest of $481,317 is accrued on all of the convertible debentures and is included in current liabilities as accrued interest.

NOTE 4 COMMITMENTS AND CONTINGENCIES

       (A) LEGAL MATTERS

       The Company is contingently liable in a legal proceeding brought against one of its former subsidiaries by two former employee officers contesting a non compete covenant and confidentiality agreement. This legal action had not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

NOTE 5 GOING CONCERN

       The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

       As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $434,086 and a negative cash flow from operations of $176,635 for the three months ended June 30, 2004 and a working capital deficiency of $3,007,809 and a stockholders' deficiency of $2,948,938 at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2004.

FINANCIAL CONDITION

We had net losses of $434,086 and $208,717 during the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, we had a cash balance of $21,715 and current liabilities of $3,095,851, with obligations of $166,707 to trade creditors, related parties of $87,190, as well as a total obligation of principal and interest of $2,517,949 to convertible debenture holders. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended June 30, 2004, we incurred an overall loss of $434,086, or $(.01) per share, which was an increase of $225,369 in the net loss of $208,717 or $(.00) per share for the comparable prior year period. The first quarter of our fiscal year is traditionally the second slowest quarter for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States. The net loss for the three months ended June 30, 2004 includes a non-cash expense of $175,000 relating to debt discount expense, as well as increased interest expense attributable to a greater level of debt.

SALES

Total net sales for the three months ended June 30, 2004 was $231,095 compared to $188,811 for the three months ended June 30, 2003. The increase of $42,284, or 22.4%, can be attributed principally to an increase in gallons sold, as well as by an increase in the average selling price per gallon. The increase in gallons sold is attributable to a slightly larger customer base.

GROSS PROFIT

Gross profit improved by $12,373 to $24,473 for the three months ended June 30, 2004 compared to $12,100 for the three months ended June 30, 2003, with gross margin increasing to 10.6% from 6.4% for the periods due to a relatively stronger overall market pricing for fuel oil.

OPERATING EXPENSES

Total selling, general and administrative expenses increased by $19,127 to $185,515 for the three months ended June 30, 2004 from $166,388 for the three months ended June 30, 2003 due principally to an increase in bad debt expense, offset by a decrease in compensation expenses attributable to improved administrative efficiencies in the current period.

OTHER INCOME (EXPENSE)

Interest expense increased to $238,631 from $47,614, or $191,017, for the three months ended June 30, 2004 as compared with the three months ended June 30, 2004, due to $175,000 of related debt discount expense recognized in the three months ended June 30, 2004 compared to $25,000 in the comparable prior year period, as well as $63,631 of additional interest in the three months ended June

30, 2004 compared to $22,614 in the prior year period due to a greater amount of interest-bearing debt outstanding in the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had a cash balance of $21,715 and a negative cash flow from operations of $176,635 for the period then ended. We do not have any available lines of credit. Since inception we have financed our operations through loans and from private placements of both debt and equity.

The notes to our condensed consolidated financial statements as of June 30, 2004 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $3,524,474. However, we believe that by concentrating on our core business of selling home heating oil as well as by seeking the possible acquisition of profitable businesses, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. However, as of June 30, 2004, we had $3,095,851 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next 12 months we will need additional financing for the repayment of outstanding convertible debentures, unless extensions are granted, as well to fund acquisitions of businesses similar to that of ours and to fund operating losses expected to be incurred until such time as we are able to generate positive cash flow. As of June 30, 2004, we had a working capital deficiency of $3,007,809.

The Company has total liabilities and contractual obligations of $3,304,185 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                     MORE THAN 1
      CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR OR LESS      YEAR
      -----------------------------    -----------   --------------  -----------
      Convertible Debentures           $ 2,517,949     $ 2,517,949   $      --
      Accounts Payable and Accrued
        Expenses                           158,625         158,625          --
      Accrued Interest                     532,338         532,338          --
      Other                                 95,272          95,272          --
                                       -----------     -----------   ---------
      Total Contractual Obligations    $ 3,304,184     $ 3,304,184   $      --
                                       ===========     ===========   =========

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

Below is a discussion of our sources and uses of funds for the three months ended June 30, 2004 and 2003.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $176,635 and $138,837 in the three months ended June 30, 2004 and 2003, respectively. The use of cash in operating activities for the three months ended June 30, 2004 was principally the result of a net loss of $434,086 and a seasonable decrease in accounts payable of $214,132 attributable to a lower level of purchasing volume in the quarter and the end of heating season liquidation of trade payables incurred in the prior quarter, offset by non-cash charges of $302,431, a seasonable decrease in accounts receivable of $81,676 attributable to a lower level of sales volume and the related end of heating season liquidation of customer receivables incurred in the prior quarter and an increase in accrued interest of $73,600. The use of cash in operating activities for the three months ended June 30, 2003 was principally the result of a net loss of $208,717 and a seasonable decrease in accounts payable of $200,149, offset by non-cash charges of $110,561, a seasonable decrease in accounts receivable of $22,920 and an increase in accrued interest of $101,658.

NET CASH USED IN INVESTING ACTIVITIES

We used $1,995 and $17,788, respectively, during the three months ended June 30, 2004 and 2003, respectively, for the acquisition of fixed assets, principally a computer software fuel system program in the 2003 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended June 30, 2004 was $69,442, attributable to a net increase in related party debt. Net cash provided by financing activities for the three months ended June 30, 2003 was $200,175 from the sale of convertible debentures of $223,750, net of financing costs, offset by payments of financing costs of $76,250 and net repayments to related parties of $23,575.

CRITICAL ACCOUNTING POLICIES

RECENT ACCOUNT PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is contingently liable in one legal proceeding, which has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) have matured and are currently in default. The Company has entered into settlement and redemption discussions with the noteholders to restructure or retire these obligations. The remaining convertible debentures (aggregating $500,000 before discount) mature in November 2004 ($300,000) and January 2005 ($200,000).


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

                                            CLICKABLE ENTERPRISES, INC.

                                            By:     /s/Nicholas Cirillo, Jr.
                                                    -------------------------
                                            Name:   Nicholas Cirillo, Jr.
                                            Title:  President
                                            Date:   August 17, 2004