Form 10KSB/A
period 2004-03-31
CLICKABLE ENTERPRISES INC
filed 2004-10-07
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

                           CLICKABLE ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                                                PAGE(S)
PART I

    Explanatory Note                                                                              1

    Item 1.   Description of Business                                                             1-4

    Item 2.   Description of Property                                                             4

    Item 3.   Legal Proceedings                                                                   4

    Item 4.   Submission of Matters to a Vote of Security Holders                                 4


PART II


    Item 5.   Market for Common Equity and Related Stockholder Matters                            5-6

    Item 6.   Management's Discussion and Analysis or Plan of Operation                           6-16

    Item 7.   Financial Statements                                                                14

    Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                 14
    Item 8A.  Controls and Procedures


PART III


    Item 9.   Directors, Executive  Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act                          17-18

    Item 10.  Executive Compensation                                                              18-19

    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                                          19-20

    Item 12.  Certain Relationships and Related Transactions                                      20

    Item 13.  Exhibits and Reports on Form 8-K                                                    20

    Item 14.  Principal Accounting Fees and Services                                              21

Clickable Enterprises,
Inc. And Subsidiaries
Consolidated Financial Statements As Of March 31, 2004                                            F-1-F14

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

We had net losses of $1,319,077 and $496,684 during the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had a cash balance of $130,902 and current liabilities of $2,996,481, including an obligation of $2,517,949 (before giving effect to debt discount) to convertible debenture holders. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2004 and 2003 financial statements, in which our auditors expressed substantial doubt as to our ability to continue as a going concern, and state that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Our Business

Through our wholly owned subsidiary ClickableOil.com, Inc., we are currently engaged in the business of providing heating oil to residential and commercial customers. We are one of the first internet-based heating oil companies, replacing much of the administrative functions and expenses with a Web-based infrastructure. We are currently focused on the New York metropolitan region, where our management has extensive experience and expertise. ClickableOil.com, Inc. began operations on October 12, 2000, and currently has approximately 2,500 customers, while retaining nearly 95% of customers.

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

A portion of our sales of heating oil during the past two fiscal years has been to related parties. A description of these sales follows.

During the years ended March 31, 2004 and 2003, the Company had fuel sales of $13,867 and $566,067, respectively, to NRG Heat & Power, Inc. and Flaw, Inc., oil suppliers that are owned by Messrs. Cirillo and Pipolo. As of March 31, 2004 and 2003, the balance due from these related parties was $0 and $45,649, respectively.

Suppliers


We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the company utilizes a third party terminal to store our product for a per gallon fee.

We source some of our heating oil from related parties. The following is a description of these related party purchases.

During the years ended March 31, 2004 and 2003, the Company purchased, at arms-length market prices, approximately 25% and 40%, respectively, of its heating oil for resale from NRG Heat & Power, LLC and Recycle Oil, wholesale oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo. During the year ended March 31, 2004, amounts owed to NRG Heat & Power, LLC in the amount of $190,240 was satisfied through the issuance of restricted common stock. As of March 31, 2004 and 2003, the aggregate amounts due to these suppliers were $17,748 and $539,665, respectively, and are included in due to related parties.

During the fiscal years ended March 31, 2004 and 2003, the Company engaged the services of NexGen, a company that provides oil, trucking and delivery services for the delivery of customer oil purchases at rates ranging from $.12 to $.14 cents per gallon. These rates are based on commercially available arms-length third party trucking rates.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 711 South Columbus Avenue, Mount Vernon, New York 10550. Under the lease for the Mount Vernon office, which commenced on June 1, 2003 for a lease term of two years. As of July 1, 2004, the minimum lease payment for the remaining life of the lease is $16,170.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the March 31, 2004 and 2003 audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB included herein.

FINANCIAL CONDITION

We had net losses of $1,319,077 and $496,684 during the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had a cash balance of $130,902 and current liabilities of $2,996,481, including an obligation of $2,517,949 (before giving effect to debt discount) to convertible debenture holders. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal year 2004 and 2003, in which our auditors expressed substantial doubt as to our ability to continue as a going concern and state that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SEASONALITY

The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products. From May through September, we can experience considerable reduction of retail heating oil sale

RISKS RELATED TO OUR BUSINESS

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated June 28, 2004, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended March 31, 2004. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

OUR OPERATIONS ARE HAZARDOUS AND COULD EXPOSE US TO THE RISK OF ENVIRONMENTAL LIABILITIES

There are environmental risks associated with the risks in the handling of oil, which include injury or loss of life and extensive property or environmental damage. In addition, the general handling of oil has the potential for serious impacts on human health and the environment. Because home heating oil is considered harmful when released into the environment, the Company may suffer adverse economic losses in the event an environmental claim exceeds the $1,000,000 limit on the Company's environmental pollution liability insurance.

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

WE ARE IN DEFAULT ON A PORTION OF OUR CONVERTIBLE DEBENTURES

As of July 15, 2004, $2,017,949 of our June 2001, August 2001, May 2002 and June 2003 secured convertible debentures have matured and are in default. We are currently in settlement and redemption discussions with the holders of the convertible debentures to retire these obligations. There can be no assurance that we will be successful in our negotiations to retire these obligations or raise the funds necessary to retire these debentures. The debentures are collateralized by all of our assets and there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including the foreclose on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of July 15, 2004, we have 74,136,826 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 100,717,964 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. The convertible debentures are due and payable, with 10% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, $2,017,949 of the convertible debentures has matured and is in default and could require the early repayment at a price of 130% of the amount due under the debenture.. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holder could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2003, a Form 8-K was filed announcing the dismissal of our independent accountants, Merdinger, Fruchter, Rosen & Corso, P.C., and the engagement of our new independent accountants, Weinberg & Company, P.A. Our board of directors recommended the dismissal of our former accountants. There were no disagreements between the Company and its former accountants. As of May 14, 2004, the Form 8-K was amended to report the change in accountants under
Item 4. rather than Item 1. and Item 7.

On June 23, 2003, a Form 8-K was filed announcing the merger of ClickableOil.com, Inc. with and into the Company.

On August 25, 2003, an amended Form 8-K was filed including the audited financial statements of ClickableOil.com, Inc. for the fiscal years ended March 31, 2003 and 2002.

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

Nicholas Cirillo, Jr. has served as the Chief Executive Officer, President and Director of Clickable Enterprises, Inc since the June 6, 2003 merger with ClickableOil.com, Inc.,. In 1995, Mr. Cirillo, along with Guy Pipolo, co-founded National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. Mr. Cirillo served as President of National Retailers Group and ClickableOil.com, Inc. from 1995 to the merger. From 1987 to 1995, Mr. Cirillo was a Manager with Cibro Petroleum where his responsibilities included overseeing the hedging and purchasing strategies for over $1 billion in home heating oil. From 1984-1987, Mr. Cirillo was also employed by Bear Stearns and by a privately held petroleum trading company. He received his Bachelor of Arts in Economics from Georgetown University, and his Masters of Business Administration from Fordham University.

Guy Pipolo has served as the Chief Operating Officer, Chief Operating Officer, Chief Financial Officer and Director and of Clickable Enterprises, Inc. since the June 6, 2003 merger with ClickableOil.com, Inc. of In 1995, Mr. Pipolo co-founded, along with Nick Cirillo, Jr., National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. Mr. Cirillo served as Chief Operating and Chief Financial Officer of National Retailers Group and ClickableOil.com, Inc. from 1995 to the merger. From 1988 to 1995, Mr. Pipolo was the Supply Manager with Cibro Petroleum. Mr. Pipolo earned his Bachelor of Business Administration in Finance from Iona College.

David Rodgers is co-founder of Clickable Enterprises, Inc. Effective with the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Rodgers was appointed Secretary and Director of the Company. He has served as Chief Financial Officer of Refuse Systems Corp., and Appliance Brokers Ltd Inc. since 2002. Previously, he served as the Director of Information Technology and Chief Financial Officer with Burnside Coal and Oil/West Vernon Petroleum Corp. from 1982-2002. Prior to 1982, Mr. Rodgers worked as an accountant in various professional accounting firms. Mr. Rodgers received his Bachelor of Science in Accounting from the University of Bridgeport.

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

14.1 Code of Ethics (incorporated by reference to our March 31, 2004 Form 10-KSB filed on July 21, 2004).

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

                                  CLICKABLE ENTERPRISES, INC.

                                  By:    /s/ Nicholas Cirillo, Jr.
                                     -------------------------------------------
                                  Name:  Nicholas Cirillo, Jr.
                                  Title: President (Principal Executive Officer)
                                  Date:  October 7, 2004


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

SIGNATURE                                       TITLE                                                         DATE
---------                                       -----                                                         ----
/s/ Nicholas Cirillo, Jr.
------------------------------------------
Nicholas Cirillo, Jr.                           President (Principal Executive Officer) and Director       October 7, 2004


/s/ Guy Pipolo
------------------------------------------
Guy Pipolo                                      Chief Financial Officer  (Principal Financial              October 7, 2004
                                                Officer) and Director

/s/ David Rodgers
------------------------------------------
David Rodgers                                   Secretary and Director                                     October 7, 2004

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
                                                                                   ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                     ----------------------------------------
CURRENT LIABILITIES
Accounts payable and other accrued expenses                                        $   372,757        291,011
Accrued interest                                                                       458,738         26,880
Due to related parties                                                                  17,748        539,665
Notes payable - related party                                                               --        459,000
Convertible debentures, net of discount of $383,333                                  2,134,616             --
Customer deposits                                                                       12,622         20,166
                                                                                   -----------    -----------
Total Current Liabilities                                                            2,996,481      1,336,722
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding                                                                             --             --
Common stock, $.001 par value, 500,000,000 shares authorized, 74,136,826
and 43,000,000 shares issued and outstanding, respectively                              74,137         43,000
Additional paid-in-capital                                                             630,839        563,000
Deferred compensation                                                                 (188,542)            --
Accumulated deficit                                                                 (3,090,661)    (1,771,584)
                                                                                   -----------
Total Stockholders' Deficiency                                                      (2,574,227)    (1,165,584)
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $   422,254        171,138
                                                                                   ===========    ===========


                 See accompanying notes to financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                                                       2004           2003
                                                                                   -----------    -----------

FUEL SALES, INCLUDING RELATED PARTY SALES OF $13,867 AND $566,067, RESPECTIVELY    $ 1,879,565    $ 1,490,359

COST OF SALES                                                                        1,627,129      1,428,019
                                                                                   -----------    -----------

GROSS PROFIT                                                                           252,436         62,340
                                                                                   -----------    -----------

OPERATING EXPENSES
     Selling, general and administrative                                               837,923        524,669
     Depreciation and amortization                                                      94,732          1,894
                                                                                   -----------    -----------
                                                                                       932,655        526,563
TOTAL OPERATING EXPENSES
                                                                                   -----------    -----------

LOSS FROM OPERATIONS                                                                  (680,219)      (464,223)
                                                                                   -----------    -----------

OTHER INCOME (EXPENSE)

 Other income                                                                            2,204             --
 Interest expense                                                                     (641,062)       (32,461)
                                                                                   -----------    -----------
 TOTAL OTHER INCOME (EXPENSE)                                                         (638,858)       (32,461)
                                                                                   -----------    -----------

NET LOSS                                                                           $(1,319,077)   $  (496,684)
                                                                                   ===========    ===========
Net loss per share - basic and diluted                                             $      (.03)   $      (.01)
                                                                                   ===========    ===========
Weighted average number of common shares outstanding -basic and diluted             51,480,641     43,000,000
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

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004 (CONSOLIDATED) AND 2003


                                                                                       2004           2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,319,077)   $  (496,684)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       94,732          1,894
    Provision for bad debts                                                             10,452          3,697
    Beneficial conversion expense                                                      416,667             --
    Stock issued for services                                                          213,958             --
   Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                (78,840)        28,664
    Inventory                                                                             (243)        (2,922)
    Prepaid expenses                                                                    64,905        (65,395)
    Other assets                                                                        (5,602)         3,570
  Increase (decrease) in:

    Accounts payable and accrued expenses                                               11,746         29,474
    Accrued interest                                                                   156,540             --
    Customer deposits                                                                   (7,544)       (13,404)
    Liability incurred for accrued related party consulting services                        --        150,000
                                                                                   -----------    -----------
       Net Cash Used In Operating Activities                                          (442,306)      (361,106)
                                                                                   -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets                                                           (64,035)          (735)
                                                                                   -----------    -----------
       Net Cash Used In Investing Activities                                           (64,035)          (735)
                                                                                   -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of convertible debentures                                  650,500             --
 Due to related party                                                                  (21,174)       356,268
                                                                                   -----------    -----------
                             Net Cash Provided By Financing Activities                 629,326        356,268
                                                                                   -----------    -----------
  NET DECREASE IN CASH                                                                 122,985         (5,573)
  Cash at beginning of YEAR                                                              7,917         13,490
                                                                                   -----------    -----------
  CASH AT END OF YEAR                                                              $     5,470          7,917
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

       Also on June 6, 2003 and coincident with the ClickableOil.com merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures and a total of 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date is the lesser of $.05 and 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

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

       The aggregate of 4,000,000 stock purchase warrants issued in connection with the convertible debentures have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 4.5% and expected life of five years. As of March 31, 2004, no warrants have been exercised. The outstanding stock purchase warrants is convertible into 4,000,000 shares of common stock. If exercised, the Company will receive $.05 per share or $200,000 upon exercise of the stock purchase warrants.

       The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000 through March 31, 2004, was recorded as a discount on the debt and as a component of additional paid-in capital and is being accreted over 12-month periods as interest expense in accordance with EITF 00-27. For the year ended March 31, 2004, the Company accreted $416,667 of debt discount as interest expense. The remaining debt discount of $383,333 will be accreted in the year ending March 31, 2005. The following presents the effect of the debt discount on, and a summary of the reported liability for convertible debentures as of March 31, 2004:

                           Total convertible debentures outstanding:
         June 2001                                                  $ 1,192,949
         August 2001                                                    250,000
         May 2002                                                       300,000
         June 2003                                                      300,000
         November 2003                                                  300,000
         January 2004                                                   200,000
                                                                    -----------
Total convertible debentures issued                                 $ 2,542,949
                                                                    ===========
Repayment                                                               (25,000)
Balance outstanding                                                 $ 2,517,949
Unamortized Debt discount                                              (383,333)
                                                                    -----------
Balance sheet liability                                             $ 2,134,616
                                                                    ===========


      Under the terms of the convertible debenture agreements the Company is required to register its common stock, which shares are issuable upon conversion of the convertible debentures and the exercise of the outstanding warrants by the holders of such debentures and warrants. At the current price of $.05 per share, 100,717,960 shares of common stock would be issued at a price of $.025 per share upon conversion of the outstanding convertible debt.

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

      (F) STOCK ISSUED FOR RELATED PARTY DEBT

      (G) Preferred Stock

      The Company has 10,000,000 shares of $.001 par value preferred stock, authorized but unissued. The Company's board of directors will determine the terms of the preferred stock prior to its issuance.

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