Form 10QSB/A
period 2004-06-30
CLICKABLE ENTERPRISES INC
filed 2004-10-07
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

                   CLICKABLE ENTERPRISES, INC.

                   By:    /s/Nicholas Cirillo, Jr.
                          ------------------------------------------------------
                   Name:  Nicholas Cirillo, Jr.
                   Title: President (Principal Executive Officer)
                             Date:       October 7, 2004

                   By:    /s/Guy Pipolo
                          ------------------------------------------------------
                   Name:  Guy Pipolo
                   Title: Chief Financial Officer (Principal Accounting Officer)
                             Date:       October 7, 2004