Form 10QSB
period 2004-09-30
CLICKABLE ENTERPRISES INC
filed 2004-11-18
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                         Commission File Number 0-23737

                           CLICKABLE ENTERPRISES, INC.
                           ---------------------------

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


                711 SOUTH COLUMBUS AVENUE, MOUNT VERNON, NY 10550
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 699-5190
                                 --------------
                         (Registrant's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days (mark one):

                                                      YES [X] NO [ ]

As of November 15, 2004, there were 74,136,826 shares of the registrant's, $.001 value, common stock issued and outstanding

Transmittal small business disclosure format (mark one): YES [  ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and March 31, 2004

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency for the six months ended September 30, 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of September 30, 2004 (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS


FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-QSB, including, without limitation, certain matters discussed under Part I -- Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will," "continue," "seeks," "goal" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Clickable Enterprises, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Risk Factors" included therein. Clickable Enterprises, Inc. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 AS OF                 AS OF
                                                                           SEPTEMBER 30, 2004      MARCH 31, 2004
                                                                              (UNAUDITED)
                                                                           --------------------------------------
ASSETS
Current Assets
  Cash                                                                     $    32,325                $   130,902
  Accounts receivable, net of allowance for
  doubtful accounts of $11,668 and $14,408                                       9,390                    138,299
  Inventory                                                                      9,909                     11,143
  Prepaid expenses                                                              15,595                     13,000
  Debt financing costs, net of accumulated
  amortization of $135,843 and $86,510                                          13,656                     62,990

  Other current assets                                                              --                        782
                                                                           --------------------------------------
  Total Current Assets                                                          80,875                    357,116
  Property and equipment, net                                                   60,822                     58,580
  Other assets                                                                   1,260                      6,558
                                                                           --------------------------------------
TOTAL ASSETS                                                               $   142,957                $   422,254
                                                                           ======================================

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and other accrued expenses                              $   235,954                $   372,757
  Due to related parties                                                       102,083                     17,748
  Customer deposits                                                             53,197                     12,622
  Accrued interest                                                             586,543                    458,738
  Convertible debentures, net of discount of $0 and $383,333                        --                  2,134,616
                                                                           --------------------------------------
  Total Current Liabilities                                                    977,777                  2,996,481
Long Term Liabilities
  Convertible debentures, net of discount of $83,333 and $0                  2,434,616                         --
                                                                           --------------------------------------
TOTAL LIABILITIES                                                            3,412,393                  2,996,481
                                                                           --------------------------------------


COMMITMENTS AND CONTINGENCIES                                                       --                         --

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued and outstanding                                    --                         --
  Common stock, $.001 par value, 500,000,000
  shares authorized, 74,136,826 shares issued
   and outstanding                                                              74,137                     74,137
  Additional paid-in capital                                                   630,839                    630,839
  Deferred compensation                                                        (69,792)                  (188,542)
  Accumulated deficit                                                       (3,904,620)                (3,090,661)
                                                                           --------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                              (3,269,436)                (2,574,227)
                                                                           --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $   142,957                $   422,254
                                                                           ======================================


      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                        -------------------------------------------------------------------------
                                              2004               2003               2004                2003
                                        -------------------------------------------------------------------------
SALES                                   $    119,135        $     64,563        $    350,230        $    253,374

COST OF SALES                                117,510              56,634             324,132             233,345
                                        -------------------------------------------------------------------------
GROSS PROFIT
                                               1,625               7,929              26,098              20,029
                                        -------------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative        169,921             105,622             355,435             272,010

  Depreciation and amortization               21,812              20,113              56,246              26,977
                                        -------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     191,733             125,735             411,681             298,987
                                        -------------------------------------------------------------------------

LOSS FROM OPERATIONS                        (190,109)           (117,806)           (385,583)           (278,958)

OTHER INCOME (EXPENSE)
  Other income                                    --                   4                  21                  53

  Interest expense
                                            (189,766)           (138,957)           (428,396)           (186,571)
                                        -------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                (189,766)           (138,953)           (428,375)           (186,518)
                                        -------------------------------------------------------------------------

Loss before provision for income taxes      (379,875)           (256,759)           (813,959)           (465,476)

Provision for income taxes                        --                  --                  --                  --
                                        -------------------------------------------------------------------------

NET LOSS                                $   (379,875)       $   (256,759)       $   (813,959)       $   (465,476)
                                        =========================================================================

Net loss per share, basic
and diluted                             $      (0.01)       $      (0.01)       $      (0.01)       $      (0.01)
                                        =========================================================================

Weighted average number of common
shares outstanding - basic and
diluted                                   74,136,826          48,375,662          74,136,826          46,068,557
                                        =========================================================================


      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,
                                                                       -------------------------------------------------
                                                                                 2004                    2003
                                                                       -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(813,959)       $(465,476)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                           56,246           26,977
      Beneficial conversion expense                                          300,000          100,000
      Provision for bad debts                                                 32,913            3,697
      Stock issued for services                                                   --           75,000
      Recognition of deferred compensation                                   118,750               --
     Changes in operating assets and liabilities:
     (Increase) decrease in:
      Accounts receivable                                                     95,996           29,060
      Inventory                                                                1,233             (351)
      Prepaid expenses                                                        (2,595)          43,745
      Other assets                                                             6,078          (16,107)
     Increase (decrease) in:
      Accounts payable and accrued expenses                                 (136,802)         (86,375)
      Accrued interest                                                       127,805           76,305
      Customer deposits                                                       40,576           21,137
                                                                           --------------------------
      Net cash used in operating activities                                 (173,757)        (192,388)
                                                                           --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                   (9,155)         (19,087)
                                                                           --------------------------
      Net cash used in investing activities                                   (9,155)         (19,087)
                                                                           --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of financing costs                                                  --          (76,250)
     Increase (decrease) in due to related parties,net                        84,335           (6,871)
     Net proceeds from issuance of convertible debentures                         --          300,000
                                                                           --------------------------
     Net cash provided by financing activities                                84,335          216,879
                                                                           --------------------------

NET (DECREASE) INCREASE IN CASH                                              (98,577)           5,404
     CASH AT BEGINNING OF PERIOD                                             130,902            7,917
                                                                           --------------------------

     CASH AT END OF PERIOD                                                 $  32,325        $  13,321
                                                                           ==========================

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



      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                ADDITIONAL
                                         COMMON STOCK             PAID IN        DEFERRED       ACCUMULATED
                                   SHARES          AMOUNT         CAPITAL      COMPENSATION        DEFICIT          TOTAL
                                 --------------------------------------------------------------------------------------------
Balance, March 31, 2004          74,136,826     $    74,137     $   630,839     $  (188,542)     $(3,090,661)     $(2,574,227)

Amortization of deferred
compensation                                                                        118,750                           118,750

Net loss for the period                                                                             (813,959)        (813,959)
                                 ----------     -----------     -----------     -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 2004      74,136,826     $    74,137     $   630,839     $   (69,792)     $(3,904,620)     $(3,269,436)
                                 ==========     ===========     ===========     ===========      ===========      ===========





      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION AND RECENT COMPANY HISTORY

Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.), through its wholly owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4, 2000), provides a low cost and highly efficient means of servicing the heating oil market through an Internet based approach. Clickable Enterprises, Inc. and ClickableOil.com, Inc. (collectively, the "Company") streamlines the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver heating oil to its customers.

(B) PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and its wholly owned subsidiary ClickableOil.com, Inc. (collectively, the "Company").

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

(E) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the six months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2004 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2004. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to September 30, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2004, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC ("NRG"), an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, increased in the net amount of $84,335. During this six-month period, the Company purchased oil for resale from NRG in the amount of $93,110. As of September 30, 2004, the non-interest bearing obligation of $90,489 to NRG is included in due to related parties in current liabilities.

As of September 30, 2004, the Company owed $51,021 to NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and another stockholder, for accrued and unpaid interest pertaining to an obligation that was satisfied with the issuance of common stock effective January 27, 2004. This accrued interest is included in accounts payable and other accrued expenses in current liabilities.

During the six months ended September 30, 2004, the Company had fuel sales of $6,899 to NRG and $166 to Flaw, Inc., a company also owned by Messrs. Cirillo and Pipolo.

NOTE 3 CONVERTIBLE DEBENTURES

As of September 30, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default, and the remaining convertible debentures (aggregating $500,000 before discount) had maturity dates in November 2004 ($300,000) and January 2005 ($200,000). Effective with the transaction and restructuring described in Note 6 below, the maturity date was extended to October 15, 2007 for all convertible debentures; accordingly, the convertible debentures have been classified as a long-term liability in the accompanying balance sheet as of September 30, 2004.

As of September 30, 2004, interest of $586,543 is accrued on all of the convertible debentures and is included in current liabilities.

NOTE 4 COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

The Company is contingently liable in a legal proceeding brought against one of its former subsidiaries by two former employee officers contesting a non-compete covenant and confidentiality agreement. This legal action has not had any meaningful progress in the past two years. While the outcome of the case is uncertain, management is of the belief that the ultimate outcome of this lawsuit will not have a material adverse effect on the results of operations or financial stability of the Company.

NOTE 5 GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $813,959 and a negative cash flow from operations of $173,757 for the six months ended September 30, 2004 and a working capital deficiency of $896,902 and a stockholders' deficiency of $3,269,436 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues. See Note 6 for a description of two contemporaneous transactions with the holders of the Company's convertible debentures that closed on October 15, 2004 whereby the holders (a) restructured the convertible debentures and (b) invested $1,200,000, before expenses, through the purchase of convertible preferred stock.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS

On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

            1. Extension of the maturity dates of all convertible debentures to October 15, 2007;
            2. Modification of the conversion price by eliminating the ceiling price of $.05 per share;
            3.    Lowering the interest rate to 8% from 10%; and
            4. Forgiveness of $250,000 of interest accrued and unpaid for the debentures. The gain associated with this reduction in accrued interest will be reported in the statements of operations for the period ending December 31, 2004

Contemporaneously with the restructuring of the convertible debentures, the Company sold to the holders of the convertible debentures, 1,200 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), par value $.001 per share, Stated Value $1,000 per share, in connection with a financing in the amount of $1,200,000. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available therefor. Other provisions include:

      1. In the event dividends are distributed to holders of shares of common stock, the holders of Series A Preferred Stock shall be entitled to receive dividends on a pari passu basis.
      2. In the event of a Liquidation Event, as defined in the Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock (the "Certificate of Designation"), the holders of Series A Preferred Stock shall be entitled to a Liquidation Preference consisting of the Stated Value, accrued and unpaid dividends, and any other amounts owed.
      3. Mandatory redemption provisions are effective if and when the Company fails to issue shares of common stock to holders of the Series A Preferred Stock upon exercise of conversion rights, or the common stock of the Company fails to remain listed on the Over-the-Counter Bulletin Board, Nasdaq National Market, Nasdaq SmallCap Market, New York Stock Exchange or American Stock Exchange, for any reason within the control of the Company.
      4. The Company may elect to optionally redeem the Series A Preferred Stock in an amount equal to 120% of the Stated Value of each share, accrued and unpaid dividends, and any other amounts owed.
      5. Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice.
      6. So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute
"forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-QSB for the three months ended June 30, 2004.

FINANCIAL CONDITION

We had net losses of $813,959 and $465,476 during the six months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we had a cash balance of $32,325 and current liabilities of $977,777 with obligations of $235,954 to trade creditor, interest payable of $586,543 and $102,083 to related parties, as well as total long-term obligations in the principal amount of $2,517,949 to convertible debenture holders. At September 30, 2004, we did not have sufficient cash or other assets to meet our current liabilities. On October 15, 2004, we entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures, including extending the maturity dates until October 15, 2007 and lowering the interest rate to 8%, and raised $1,200,000 of cash, before expenses, through the sale of convertible preferred stock. We believe that the proceeds from the sale of the convertible preferred stock that will be retained for future working capital needs such as attracting additional customers by (a) marketing and promotional efforts or (b) acquiring customer lists, will be sufficient to meet our cash needs for the next twelve month period. For more information about the terms of the convertible preferred stock, see the discussion under "Liquidity and Capital Resources" below.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding in addition to that described above will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2004, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC ("NRG"), an oil supplier that is owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, increased in the net amount of $84,335. During this six-month period, the Company purchased oil for resale from NRG in the amount of $93,110. As of September 30, 2004, the non-interest bearing obligation of $102,083 to NRG is included in due to related parties in current liabilities.

As of September 30, 2004, the Company owed $51,022 to NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and another stockholder, for accrued and unpaid interest pertaining to an obligation that was satisfied with the issuance of common stock effective January 27, 2004. This accrued interest is included in accounts payable and other accrued expenses in current liabilities

During the six months ended September 30, 2004, the Company had fuel sales of $6,899 to NRG and $166 to Flaw, Inc., a company also owned by Messrs. Cirillo and Pipolo.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended September 30, 2004, we incurred an overall loss of $379,875, or $(.01) per share, which was an increase of $123,116 from the net loss of $256,759 or $(.01) per share for the comparable prior year period. The net losses for the three months ended September 30, 2004 and 2003 include interest expense of $189,776 and $138,957, respectively, of which $125,000 and $75,000, respectively, relate to debt discount expense. The net loss for the three months ended September 30, 2004 also includes a non-cash charge of $59,375 for amortization of deferred compensation.

SALES

Total net sales for the three months ended September 30, 2004 were $119,135 compared to $64,563 for the three months ended September 30, 2003. The increase of $54,572, or 84.5%, can be attributed principally to an increase in gallons sold, as well as by an increase in the average selling price per gallon to $1.35. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities.

GROSS PROFIT

Gross profit decreased by $6,304 to $1,625 for the three months ended September 30, 2004 compared to $7,929 for the three months ended September 30, 2003, with gross margin decreasing to 1.4% from 12.3% for the period. This is principally due to the rapid and dramatic increase in product cost and rising transportation expenses experienced in the current period. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market.

OPERATING EXPENSES

Total selling, general and administrative expenses increased to $169,922 for the three months ended September 30, 2004, from $105,622 for the three months ended September 30, 2003, due principally to an increase in employee compensation and professional fees associated with debt restructuring and financing matters.

OTHER INCOME (EXPENSE)

Interest expense increased to $189,766 from $138,957, or $50,809, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003, due to a $50,000 increase in the debt discount expense to $125,000 recognized in the three months ended September 30, 2004 compared $75,000 recognized in the comparable prior year period.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2004 TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

OVERALL RESULTS OF OPERATIONS

For the six months ended September 30, 2004, we incurred an overall loss of $813,959, or $(.01) per share, which was an increase of $348,483 over the net loss of $465,476, or $(.01) per share, for the comparable prior year period. The first six months of our fiscal year is traditionally the slowest period for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States. The net loss for the six months ended September 30, 2004 includes non-cash expenses of $300,000 relating to debt discount expense and $118,750 relating to amortization of deferred compensation, while the net loss for the six months ended September 30, 2003 includes non-cash expenses of $100,000 relating to debt discount expense and $75,000 relating to stock issued for professional services.

SALES

Total net sales for the six months ended September 30, 2004 was $350,230 compared to $253,374 for the six months ended September 30, 2003. The increase of $96,856, or 38.2%, can be attributed principally to an increase in gallons sold, as well as by an increase in the average selling price per gallon to $1.23. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities.

GROSS PROFIT

Gross profit improved by $6,069 or 30.3% to $26,098 for the six months ended September 30, 2004 compared to $20,029 for the six months ended September 30, 2003 principally due to the increase in sales revenue, offset by gross margin decreasing slightly to 7.5% from 7.9% for the periods due a compression of margins relating to the increase in price levels for heating oil, and rapidly increasing transportation costs which are related to increases in fuel oil costs..

OPERATING EXPENSES

Total selling, general and administrative expenses increased by $83,425 to $355,435 for the six months ended September 30, 2004 from $272,010 for the six months ended September 30, 2003 due principally to increases in employee compensation and professional fees associated with debt restructuring and financing matters, as well as a one-time charge to bad debt expense for a write-off unrelated to our core residential heating oil business.

OTHER INCOME (EXPENSE)

Interest expense increased to $428,396 from $186,571, or $241,825, for the six months ended September 30, 2004 as compared with the six months ended September 30, 2003, due to $300,000 of debt discount expense recognized in the six months ended September 30, 2004 compared to $100,000 in the comparable prior year period, as well $128,396 of additional interest in the six months ended September 30, 2004 compared to $86,571 in the prior year period due to a greater amount of interest-bearing debt outstanding in the current period.

SEASONALITY

Profitability is negatively affected by the seasonality of our business whereby the second quarter of our fiscal year is traditionally the second slowest quarter for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had a cash balance of $32,325 and a negative cash flow from operations of $173,757 for the period then ended. We do not have any available lines of credit. Since inception through the period ended September 30, 2004, we have financed our operations through loans and from private placements of both debt and equity. On October 15, 2004, we entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures and sold 1,200 shares of Series A Convertible Preferred Stock, par value $.001 per share, for $1,200,000 in cash, before transactional expenses in the amount of $20,000. We believe that the proceeds from this sale that will be retained for future working capital needs such as attracting additional customers by (a) marketing and promotional efforts or (b) acquiring customer lists, will be sufficient to meet our cash needs for the next twelve month period.

See Item 5 of Part II for further information concerning the two transactions.

The notes to our condensed consolidated financial statements as of September 30, 2004 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $3,904,620. However, we believe that by concentrating on our core business of selling home heating oil as well as by seeking the possible acquisition of profitable businesses and the addition of customers through marketing and promotional efforts, as well as reserving a portion of the proceeds of the recent sale of preferred stock, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. However, as of September 30, 2004, we had $977,777 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

The Company has total liabilities and contractual obligations of $3,495,726 as of September 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:



                                                               MORE THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR OR LESS      YEAR
-----------------------------    -----------   --------------  -----------
Convertible Debentures            $2,517,949     $       --     $2,517,949
Accounts Payable and Accrued
  Expenses                           184,932        184,932             --
Accrued Interest                     637,564         51,021        586,543
Other                                155,281        155,281             --
                                  ----------     ----------     ----------
Total Contractual Obligations     $3,495,726     $  391,234     $3,104,492
                                  ==========     ==========     ==========

The Company's failure to develop its business and achieve a sufficiently profitable level of operations will likely have a material, adverse effect on the Company's business, results of operations and financial condition and the Company's ability to continue as a going concern. As a consequence of such failure, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.

Below is a discussion of our sources and uses of funds for the six months ended September 30, 2004 and 2003.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $173,757 and $192,388 in the six months ended September 30, 2004 and 2003, respectively. The use of cash in operating activities for the six months ended September 30, 2004 was principally the result of a net loss of $813,959 and a seasonable decrease in accounts payable of $136,802 attributable to a lower level of purchasing volume in the period and the post-heating season liquidation of trade payables incurred in the last quarter of the previous fiscal year, offset by non-cash charges of $507,909, a seasonable decrease in accounts receivable of $95,996 attributable to a lower level of sales volume and the related post-heating season liquidation of customer receivables incurred in the quarter of the previous fiscal year and an increase in accrued interest of $127,805. The use of cash in operating activities for the six months ended September 30, 2003 was principally the result of a net loss of $465,476 and a seasonable decrease in accounts payable of $86,375, offset by non-cash charges of $205,674, a seasonable decrease in accounts receivable of $29,060 and an increase in accrued interest of $76,305.

NET CASH USED IN INVESTING ACTIVITIES

We used $9,155 and $19,087, respectively, during the six months ended September 30, 2004 and 2003, respectively, for the acquisition of property and equipment, principally a computer software fuel system program in the 2003 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended September 30, 2004 was $84,335, attributable to a net increase in related party debt. Net cash provided by financing activities for the six months ended September 30, 2003 was $216,879 from the sale of convertible debentures of $223,750, net of financing costs of $76,250 and net repayments to related parties of $6,871.

CRITICAL ACCOUNTING POLICIES

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

RISK FACTORS

Certain matters in this quarterly Report on Form 10-QSB, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "will," "seek," "continue," "goal" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. These statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore there can be no assurance that they will prove to be accurate. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could affect performance are those risks and uncertainties discussed below, which are representative of factors which could affect the outcome of the forward-looking statements as well as the Company's overall future performance. In addition, such statements and the Company's overall future performance could be affected by general industry and market conditions, general domestic and international economic conditions and geopolitical considerations or other events that may negatively impact the markets where the Company competes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

CONTINUING LOSSES. For our fiscal years ended March 31, 2004 and 2003 and for the three- and six- month periods ended September 30, 2004, we have incurred net losses. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases.

GOING CONCERN UNCERTAINTY. In their report dated June 28, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended March 31, 2004. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in our auditors' report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WORKING CAPITAL DEFICIT. We had a net loss of $813,959 during the six months ended September 30, 2004. As of September 30, 2004, we had a cash balance of $32,325 and current liabilities of $977,777, as well as total long-term obligations in the principal amount of $2,517,949 to convertible debenture holders. At September 30, 2004, we did not have sufficient cash or other assets to meet our current liabilities. On October 15, 2004, we raised $1,200,000 in cash, before expenses, with the sale of 1,200 shares of Series A Convertible Preferred Stock to the holders of the convertible debentures. While we believe that the proceeds from this sale that will be sufficient to meet our cash needs for the next twelve month period, there can be no assurances that our cash needs for the next twelve months will not exceed this amount.

LIQUIDITY RISK. While we secured financing of $1,200,000 through the sale on October 15, 2004 of 1,200 shares of Series A Convertible Preferred Stock, we currently have no other commitments with any third parties to obtain any material amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require such financing. Nor is there any assurance that if we do obtain any financing in the future, it would be on acceptable terms because we have no additional assets to pledge as security for the loan and we maybe viewed as a high market risk. In addition, the consent of the holders of the Series A Convertible Preferred Stock is required for certain transactions, including any merger or consolidation pursuant to which the rights, preferences or privileges of the Series A Convertible Preferred Stock would be adversely affected and any transaction involving the creation of any class or series of capital stock of the Company that would rank senior to or pari passu with the Series A Convertible Preferred Stock. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our expansion and expenditures, which could harm our business and the value of our common stock.

HAZARDOUS OPERATIONS. There are risks associated with the handling of oil, such as operational hazards and unforeseen interruptions caused by events beyond our control. These include accidents, terrorism or sabotage, the breakdown or failure of equipment or processes, and catastrophic events. Liabilities incurred and interruptions in operations caused by the handling of oil have the potential to materially impact our consolidated results of operations, financial position and liquidity.

ENVIRONMENTAL RISKS. There are environmental risks associated with the risks in the handling of oil, which include injury or loss of life and extensive property or environmental damage. In addition, the general handling of oil has the potential for serious impacts on human health and the environment. Because home heating oil is considered harmful when released into the environment, the Company may suffer adverse economic losses in the event an environmental claim exceeds the $1,000,000 limit on the Company's environmental pollution liability insurance.

GEOPOLITICAL CONSIDERATIONS. The continuing war in Iraq, acts of sabotage on oil pipelines in the Middle East and other oil-producing regions of the world, reports of low reserves in various oil-production fields and weather conditions have contributed to an increase in the price of oil. The continuing Iraqi war and incidents of terrorism or sabotage against the oil industry, as well as turbulent weather conditions, could have further negative economic effects on the oil industry, and the price of oil could rise further and/or the supply of oil could be diminished or interrupted for undeterminable amount of time. Any such price increases or supply disruptions would have a negative impact on the Company's business, results of operations and financial condition.

DEPRESSION OF STOCK PRICE. As of September 30, 2004, we had 74,136,826 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 100,717,960 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. In the event that shares of common stock are issued upon conversion of the outstanding convertible debentures, the sale of such shares could adversely affect the market price of our common stock.

DILUTION OF STOCKHOLDERS UPON CONVERSION/EXERCISE OF OUTSTANDING DEBENTURES AND WARRANTS. Our obligation to issue shares upon conversion of our convertible securities is essentially limitless. The issuance of shares upon conversion of outstanding convertible debentures and exercise of outstanding warrants may result in substantial dilution to the interests of other stockholders in the event that the holders of such debentures and warrants ultimately convert or exercise and sell the full amount issuable on conversion or exercise. Although the holders of the debentures and warrants may not convert their debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holders of the debentures and the warrants from converting and/or exercising some of their holdings and then converting the remainder of their holdings at a later date. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

DILUTION OF STOCKHOLDERS UPON CONVERSION OF PREFERRED STOCK. The Company's issuance of the Series A Convertible Preferred Stock has a potentially dilutive effect upon the holders of common stock. Although the issuance of shares of common stock upon the conversion of the Series A Convertible Preferred Stock is subject to certain limitations, the Company has reserved 56,470,588 authorized and unissued shares of common stock for issuance upon conversion of the outstanding shares of Series A Convertible Preferred Stock based upon the currently effective conversion price.

LIMITED TRADING VOLUME AND PRICE FLUCTUATIONS. There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell shares of common stock in short time periods, or possibly at all. Our common stock has not traded over the past two years, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. . It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended September 30, 2004, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The responses set forth under Item 5, Other Information - Information Required to be Disclosed on Form 8-K are incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default, and the remaining convertible debentures (aggregating $500,000 before discount) having maturity dates in November 2004 ($300,000) and January 2005 ($200,000). Effective with a restructuring of all of the convertible debentures on October 15, 2004, the maturity dates of all of the Company's outstanding convertible debentures were extended to October 14, 2007 and the default was cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 3(i)       Certificate of Designations, Preferences, and Rights of Series A             Incorporated by reference to Form
            Convertible Preferred Stock of Clickable Enterprises, Inc.                   8-K filed November 16, 2004.

31.1        Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., President             Provided Herewith

31.2        Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer          Provided Herewith

32.1        Certification   of   President   pursuant  to  Section  906  of  the         Provided Herewith
            Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial  Officer pursuant to Section 906 of         Provided Herewith
            the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

On November 16, 2004, we filed a Report on Form 8-K disclosing that on October 15, 2004, the Company sold 1,200 unregistered shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors") under a Securities Purchase Agreement (the "Purchase Agreement"). The aggregate purchase price for the Preferred Stock was $1.2 million in cash. The Report on Form 8-K also disclosed that on October 15, 2004, in connection with the Purchase Agreement, the Company and the Investors also entered into an amendment (the "Debentures Amendment") of the terms of certain outstanding convertible debentures in the aggregate original principal amount of approximately $2.5 million, which are held by the Investors and which were originally issued by the Company to the Investors in June 2001, August 2001, May 2002, June 2003, November 2003 and January 2004 (the "Debentures"). Pursuant to the Debentures Amendment, among other changes, the Investors agreed to extend the maturity date of each of the Debentures to October 15, 2007 from June 6, 2004, and to forgive an aggregate of $250,000 in accrued interest on the Debentures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.



By:    /s/Nicholas Cirillo, Jr.
       ------------------------
Name:  Nicholas Cirillo, Jr.
Title: President (Principal Executive Officer)

Date: November 18, 2004

By:    /s/Guy Pipolo
       ------------------------
Name:  Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: November 18, 2004

EXHIBIT INDEX

EXHIBIT       DESCRIPTION OF EXHIBIT (1)
NUMBER
 3(i)         Certificate of Designations, Preferences, and Rights of Series A            Incorporated by reference to Exhibit
              Convertible Preferred Stock of Clickable Enterprises, Inc.                  3(i) to Clickable Enterprises, Inc.'s
                                                                                          Form 8-K  filed  on  November 16, 2004

31.1          Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., President            Provided Herewith

31.2          Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer         Provided Herewith

32.1          Certification   of   President   pursuant  to  Section  906  of  the        Provided Herewith
              Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial  Officer pursuant to Section 906 of        Provided Herewith
              the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-23737.