Form 10QSB
period 2004-12-31
CLICKABLE ENTERPRISES INC
filed 2005-02-22
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

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

                                 YES [X] NO [ ]

As of February 14, 2004, there were 74,296,826 shares of the registrant's, $.001 value, common stock issued and outstanding and 1,200 shares of the registrant's $.001 value Series A preferred stock issued and outstanding.

Transmittal small business disclosure format (mark one): YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and March 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statement of Changes in Stockholders' Deficiency for the nine months ended December 31, 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of December 31, 2004 (Unaudited)

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

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31, 2004       March 31, 2004
                                                                  (Unaudited)            (Audited)
                                                              ------------------    ------------------
ASSETS
Current Assets
  Cash                                                        $          773,346    $          130,902
  Accounts receivable, net of allowance for
   doubtful accounts of $8,379 and $14,408                               119,347               138,299
  Inventory                                                               37,907                11,143
  Prepaid expenses                                                        66,819                13,000
  Debt financing costs, net of accumulated
   amortization of $147,989 and $86,510                                    1,511                62,990
  Other current assets                                                         0                   781
                                                              ------------------    ------------------
  Total Current Assets                                                   998,930               357,115
  Property and equipment, net                                             65,217                58,580
  Other assets                                                             6,260                 6,558
                                                              ------------------    ------------------
TOTAL ASSETS                                                  $        1,070,407    $          422,253
                                                              ==================    ==================

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and other accrued expenses                 $          287,865    $          372,756
  Due to related parties                                                  17,517                17,748
  Customer deposits                                                       62,575                12,622
  Accrued interest                                                       387,713               458,738
  Convertible debentures, net of discount of $383,333                         --             2,134,616
                                                              ------------------    ------------------
Total Current Liabilities                                                755,670             2,996,480
Long Term Liabilities
  Convertible debentures, net of discount of $8,333                    2,509,616                    --
                                                              ------------------    ------------------
TOTAL LIABILITIES                                                      3,265,286             2,996,480
                                                              ------------------    ------------------

COMMITMENTS AND CONTINGENCIES                                                 --                    --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                            --                    --
Series A 6% Cumulative Preferred stock, $.001 par value,
    1,200 shares authorized, issued and outstanding, net of
    discount of $194,118 and $0                                          977,539                    --
Common stock, $.001 par value, 500,000,000
    shares authorized, 74,296,826 and 74,136,826 shares
    issued and outstanding, respectively                                  74,297                74,137
Additional paid-in capital                                               850,444               630,839
Deferred compensation                                                    (10,417)             (188,542)
Accumulated deficit                                                   (4,086,742)           (3,090,661)
                                                              ------------------    ------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (2,194,879)           (2,574,227)
                                                              ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $        1,070,407    $          422,253
                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For The Three Months Ended           For The Nine Months Ended
                                                      December 31,                        December 31,
                                            --------------------------------------------------------------------
                                                 2004              2003             2004              2003
                                            --------------------------------------------------------------------
SALES                                       $      728,954    $      539,762    $    1,079,184    $      793,136
COST OF SALES                                      717,198           445,473         1,041,330           678,818
                                            --------------------------------------------------------------------
GROSS PROFIT                                        11,756            94,289            37,854           114,318
                                            --------------------------------------------------------------------

OPERATING EXPENSES
  Selling, general and administrative              299,731           213,866           655,166           485,823
  Depreciation and amortization                     16,059            28,350            72,305            55,327
                                            --------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           315,790           242,216           727,471           541,150
                                            --------------------------------------------------------------------

LOSS FROM OPERATIONS                              (304,034)         (147,927)         (689,617)         (426,832)

OTHER INCOME (EXPENSE)
  Forgiveness of accrued interest                  250,000                --           250,000                --
  Other income                                      16,072                --            16,094                --
  Interest expense                                (126,514)         (195,525)         (572,558)         (382,096)
                                            --------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                       139,558          (195,525)         (306,464)         (382,096)
                                            --------------------------------------------------------------------

(Loss) before provision for income taxes          (164,476)         (343,452)         (996,081)         (808,928)

Provision for income taxes                              --                --                --                --
                                            --------------------------------------------------------------------

NET LOSS                                    $     (164,476)   $     (343,452)   $     (996,081)   $     (808,928)
                                            ====================================================================

Net loss per share, basic and diluted       $           --    $           (0)   $           (0)   $           (0)
                                            ====================================================================

Weighted average number of common shares
  outstanding - basic and diluted               74,202,913        48,391,966        74,158,935        46,758,058
                                            ====================================================================

Preferred Stock Dividends                   $      (35,647)   $           --    $      (35,647)   $           --
                                            ====================================================================

Net loss available to common stockholders   $     (200,123)   $     (343,452)   $   (1,031,728)   $     (808,928)
                                            ====================================================================

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                For The Nine Months Ended
                                                                      December 31,
                                                           --------------------------------
                                                                 2004             2003
                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $     (996,081)   $     (808,928)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization                                      72,305            55,327
Beneficial conversion expense                                     392,647           225,000
Provision for bad debts                                            29,724            10,451
Stock issued for services                                           8,000            75,000
Recognition of deferred compensation                              178,125                --
Gain on debt forgiveness                                         (250,000)               --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                               (10,772)          (63,525)
Inventory                                                         (26,763)           (5,710)
Prepaid expenses                                                  (53,819)           64,116
Other assets                                                        1,078           (13,546)
Increase (decrease) in:
Accounts payable and accrued expenses                             (84,891)             (897)
Accrued interest                                                  178,975           120,207
Customer deposits                                                  49,954            (9,658)
                                                           --------------------------------
Net cash used in operating activities                            (511,518)         (352,161)
                                                           --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                             (17,464)          (59,684)
                                                           --------------------------------
Net cash used in investing activities                             (17,464)          (59,684)
                                                           --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs                                            --          (114,300)
Increase (decrease) in due to related parties                        (231)          (31,549)
Proceeds from issuance of convertible debentures                       --           600,000
Proceeds from issuance of Preferred Stock, net of direct        1,171,657                --
    placement costs
                                                           --------------------------------
Net cash provided by financing activities                       1,171,426           454,151
                                                           --------------------------------

NET INCREASE IN CASH                                              642,444            42,306
CASH AT BEGINNING OF PERIOD                                       130,902             7,917
                                                           --------------------------------

CASH AT END OF PERIOD                                      $      773,346    $       50,223
                                                           ================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization during June 2003, no assets were carried over from the legal survivor and $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                                                    Additional
                                            Series A Preferred Stock          Common Stock            Paid in      Deferred
                                                Shares     Amount          Shares       Amount        Capital     Compensation
                                             -----------------------    -------------------------   -----------   -----------
Balance, March 31, 2004                             --   $        --     74,136,826   $    74,137   $   630,839   $  (188,542)

Amortization of deferred services                   --            --             --            --            --       178,125

Stock issued to consultant for services             --            --        160,000           160         7,840            --

Issuance of Series A Preferred Stock,
    Net of transaction costs                     1,200     1,171,657             --            --            --            --

Beneficial conversion feature of
    Series A Preferred stock                        --      (211,765)            --            --       211,765            --

Amortization of series A Preferred Stock
    Beneficial conversion                           --        17,647             --            --            --            --

Net loss for the period                             --            --             --            --            --            --
                                             ---------   -----------    -----------   -----------   -----------   -----------

Balance, December 31, 2004                       1,200   $   977,539     74,296,826   $    74,297   $   850,444   $   (10,416)
                                             =========   ===========    ===========   ===========   ===========   ===========


                                            Accumulated
                                              Deficit        Total
                                            -----------    -----------
Balance, March 31, 2004                     $(3,090,661)   $(2,574,227)

Amortization of deferred services                    --        178,125

Stock issued to consultant for services              --          8,000

Issuance of Series A Preferred Stock,
    Net of transaction costs                         --      1,171,657

Beneficial conversion feature of
    Series A Preferred stock                         --             --

Amortization of series A Preferred Stock
    Beneficial conversion                            --         17,647

Net loss for the period                        (996,081)      (996,081)
                                            -----------    -----------

Balance, December 31, 2004                  $(4,086,742)   $(2,194,879)
                                            ===========    ===========

      See accompanying notes to condensed consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

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

(D) PER SHARE DATA

Basic net income (loss) per common share is calculated by dividing the net loss (plus preferred stock dividends) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented. Accordingly, a reconciliation between basic and diluted earnings (loss) per share is not presented.

(E) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2004 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2004. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS no. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending Match 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 2 RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2004, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, decreased in the net amount of $231. During this nine-month period, the Company purchased oil for resale from NRG and Flaw in the amount of $226,060. As of December 31, 2004, the non-interest bearing obligation of $17,517 to NRG and Flaw is included in due to related parties in current liabilities.

As of December 31, 2004, the Company owed $12,500 to NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and another stockholder, for accrued and unpaid interest pertaining to an obligation the principal of which was satisfied with the issuance of common stock effective January 27, 2004. This accrued interest is included in accounts payable and other accrued expenses in current liabilities.

During the nine months ended December 31, 2004, the Company had fuel sales of $55,553 to NRG and $1,447 to Flaw.

NOTE 3 CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

            1. Extension of the then-expired maturity dates of all convertible debentures to October 15, 2007;
            2. Modification of the conversion price by eliminating the ceiling price of $.05 per share;
            3.    Lowering the interest rate to 8% from 10%; and
            4. Forgiveness of $250,000 of interest accrued and unpaid for the debentures. The gain associated with this reduction in accrued interest is reported in the accompanying statements of operations.

As of December 31, 2004, interest of $387,713 is accrued on all of the convertible debentures and is included in current liabilities.

NOTE 4 STOCKHOLDERS' DEFICIENCY

Contemporaneously with the restructuring of the convertible debentures described in Note 3, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available therefor. As of December 31, 2004, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $18,000. The Company had a stockholders' deficiency at December 31, 2004; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions include:

      1. In the event dividends are distributed to holders of shares of common stock, the holders of Series A Preferred Stock shall be entitled to receive dividends on a pari passu basis.
      2. In the event of a Liquidation Event, as defined in the Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock (the "Certificate of Designation"), the holders of Series A
            Preferred Stock shall be entitled to a Liquidation Preference consisting of the Stated Value, accrued and unpaid dividends, and any other amounts owed.
      3. Mandatory redemption provisions are effective if and when the Company fails to issue shares of common stock to holders of the Series A Preferred Stock upon exercise of conversion rights, or the common stock of the Company fails, after having been initially listed, to remain listed on the Over-the-Counter Bulletin Board, Nasdaq National Market, Nasdaq SmallCap Market, New York Stock Exchange or American Stock Exchange, for any reason within the control of the Company.
      4. The Company may elect to optionally redeem the Series A Preferred Stock in an amount equal to 120% of the Stated Value of each share, accrued and unpaid dividends, and any other amounts owed.
      5. Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

            of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which will be amortized over the 36-month period prior to automatic conversion date described below, unless conversion occurs prior to that date. During the three month period ended December 31, 2004, amortization of $17,647 was charged to accumulated deficit.
      6. So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

On November 1, 2004, the Company entered into a financial services agreement with an unrelated third party to perform investor relations services. The term of the agreement shall be for a period of three months and shall automatically extend for successive one month terms. Payment for services rendered shall be $4,000 per month plus an equity component of 160,000 Rule 144 shares of common stock issued on November 24, 2004.

NOTE 5 COMMITMENTS AND CONTINGENCIES

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

SALES COMMITMENTS

The  Company  has  an  aggregate   obligation  to  deliver  at  varying   prices
approximately 460,000 gallons of heating oil to customers under fixed price contracts.

NOTE 6 GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $996,081 and a negative cash flow from operations of $511,518 for the nine months ended December 31, 2004 and a stockholders' deficiency of $2,194,879 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

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

FINANCIAL CONDITION

We had net losses of $996,081 and $808,928 during the nine months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, we had a cash balance of $773,346 and current liabilities of $755,670 with obligations of $255,600 to trade creditors, $387,713 in interest payable and $17,517 to related parties, as well as total long-term obligations in the principal amount of $2,517,949 to convertible debenture holders. As described in Notes 3 and 4, on October 15, 2004, we entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures, including extending the maturity dates until October 15, 2007, and raised $1,200,000 of cash, before expenses, through the sale of convertible preferred stock. We believe that the proceeds from the sale of the convertible preferred stock that will be retained for future working capital needs, such as attracting additional customers by (a) marketing and promotional efforts or (b) acquiring customer lists, will be sufficient to meet our cash needs for the next twelve month period.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding, as well as attracting additional customers as described above will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2004, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, decreased in the net amount of $231. During this nine-month period, the Company purchased oil for resale from NRG and Flaw in the amount of $226,060. As of December 31, 2004, the non-interest bearing obligation of $17,517 to NRG and Flaw is included in due to related parties in current liabilities.

As of December 31, 2004, the Company owed $12,500 to NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and another stockholder, for accrued and unpaid interest pertaining to an obligation that was satisfied with the issuance of common stock effective January 27, 2004. This accrued interest is included in accounts payable and other accrued expenses in current liabilities

During the nine months ended December 31, 2004, the Company had fuel sales of $55,553 to NRG and $1,447 to Flaw.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 TO THE THREE MONTHS ENDED DECEMBER 31, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended December 31, 2004, we incurred a net loss of $164,476, or $(.00) per share, which was a decrease of $178,976 from the net loss of $343,452 or $(.01) per share for the comparable prior year period. The net losses for the three months ended December 31, 2004 and 2003 include interest expense of $126,514 and $195,525, respectively, of which $75,000 and $125,000, respectively, relate to discount amortization expense. The net loss for the three months ended December 31, 2004 also includes a non-cash charge of $59,375 for amortization of deferred compensation, as well as a gain of $250,000 for the forgiveness of interest accrued and unpaid for the convertible debentures. The decrease in net loss is primarily attributable to this gain.

SALES

Total net sales for the three months ended December 31, 2004 were $728,954 compared to $539,762 for the three months ended December 31, 2003. The increase of $189,192, or 35.1%, can be attributed principally to a sharp increase in the average selling price per gallon to $1.61 from $1.25, or 28.1%, caused by world market conditions, and an increase in gallons sold of 5.1%. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities.

GROSS PROFIT

Gross profit decreased by $82,533 to $11,756 for the three months ended December 31, 2004 compared to $94,289 for the three months ended December 31, 2003, with gross margin decreasing to 1.6% from 17.5% for the period. This is principally due to the rapid and dramatic increase in product cost and rising transportation expenses experienced in the current period. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. Gross profit in the current period was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in the current fiscal year. This action resulted in fuel oil purchases at a higher average cost ($1.46 per gallon) during the current period, the effect of which was to reduce gross profit for the three months ended December 31, 2004 by approximately $25,477, and reduce gross margin to 1.6% from 5.1%.

OPERATING EXPENSES

Total selling, general and administrative expenses increased to $299,731 for the three months ended December 31, 2004, from $213,866 for the three months ended December 31, 2003, due principally to increases in employee compensation, amortization of deferred compensation and professional fees associated with debt restructuring and financing matters.

OTHER INCOME (EXPENSE)

Interest expense decreased by $69,011 to $126,514 from $195,525, for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003, due principally to a $50,000 decrease in the debt discount expense. Debt discount expense of $75,000 was recognized in the three months ended September 30, 2004 as compared to $125,000 recognized in the comparable prior year period. A gain of $250,000 was realized from the forgiveness of $250,000 of interest accrued and unpaid for the convertible debentures in connection with the restructuring described in Note 3in the accompanying financial statements.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2004 TO THE NINE MONTHS ENDED DECEMBER 31, 2003

OVERALL RESULTS OF OPERATIONS

For the nine months ended December 31, 2004, we incurred a net loss of $996,081, or $(.01) per share, which was an increase of $187,153 over the net loss of $808,928, or $(.02) per share, for the comparable prior year period. The first six months of our fiscal year is traditionally the slowest period for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States, with deliveries levels increasing substantially in the third quarter and peaking in the fourth quarter. The net loss for the nine months ended December 31, 2004 includes non-cash expenses of $375,000 relating to debt discount expense and $178,125 relating to amortization of deferred compensation, while the net loss for the nine months ended December 31, 2003 includes non-cash expenses of $225,000 relating to debt discount expense and $75,000 relating to stock issued for professional services.

SALES

Total net sales for the nine months ended December 31, 2004 were $1,079,194 compared to $793,136 for the nine months ended December 31, 2003. The increase of $286,048, or 36.1%, can be attributed principally to an increase in the average selling price per gallon to $1.49 from $1.25, or 19.1%, caused by world market conditions, as well as a 14.2% increase in gallons sold. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities.

GROSS PROFIT

Gross profit decreased by $76,464, or 61.3%, to $37,854 for the nine months ended December 31, 2004 compared to $114,318 for the nine months ended December 31, 2003, with the gross margin decreasing to 3.5% from 14.4%. Gross profit in the current period was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in the current fiscal year. This action resulted in fuel oil purchases at a higher average cost ($1.31 per gallon) during the current period, the effect of which was to reduce gross profit for the nine months ended December 31, 2004 by approximately $25,477, and reduce gross margin to 3.5% from 5.9%.

OPERATING EXPENSES

Total selling, general and administrative expenses increased by $169,343 to $655,166 for the nine months ended December 31, 2004 from $485,823 for the nine months ended December 31, 2003 due principally to increases in employee compensation, amortization of deferred compensation and professional fees associated with debt restructuring and financing matters, as well as a one-time charge to bad debt expense for a write-off unrelated to our core residential heating oil business.

OTHER INCOME (EXPENSE)

Interest expense increased by $190,462 to $572,558 from $382,096, for the nine months ended December 31, 2004 as compared with the nine months ended December 31, 2003, due principally to an increase in the recognition of debt discount expense. Debt discount expense of $375,000 was recognized in the nine months ended December 31, 2004 as compared to $225,000 in the comparable prior year period. Interest expense also increased due to additional interest paid in the nine months ended December 31, 2004 compared to the prior year period due to a greater amount of interest-bearing debt outstanding in the current period.

SEASONALITY

Profitability is negatively affected by the seasonality of our business whereby the first two quarters of our fiscal year are traditionally the slowest quarter for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States. Demand increases substantially in the third quarter and peaks in the fourth quarter of each fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had a cash balance of $773,346 and a negative cash flow from operations of $511,518 for the period then ended. We do not have any available lines of credit. Since inception through the period ended December 31, 2004, we have financed our operations through loans and from private placements of both debt and equity. On October 15, 2004, we entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures and sold 1,200 shares of Series A Convertible Preferred Stock, par value $.001 per share, for $1,200,000 in cash, before transaction expenses in the amount of $28,343. We believe that the proceeds from this sale that will be retained for future working capital needs, such as attracting additional customers by (a) marketing and promotional efforts or (b) acquiring customer lists, will be sufficient to meet our cash needs for the next twelve month period.

The notes to our condensed consolidated financial statements as of December 31, 2004 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,086,742. However, we believe that by concentrating on our core business of selling home heating oil as well as by seeking the possible acquisition of profitable businesses and the addition of customers through marketing and promotional efforts, as well as reserving a portion of the proceeds of the recent sale of preferred stock, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. However, as of December 31, 2004, we had $755,670 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $3,273,619 as of December 31, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                               MORE THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR OR LESS      YEAR
-----------------------------    -----------   --------------  -----------
Convertible Debentures           $ 2,517,949     $    --       $ 2,517,949
Accounts Payable and Accrued
  Expenses                           287,865         287,865          --
Accrued Interest                     387,713         387,713          --
Other                                 80,092          80,092          --
                                 -----------     -----------   -----------
Total Contractual Obligations    $ 3,273,619     $   755,670   $ 2,517,949
                                 ===========     ===========   ===========

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

Below is a discussion of our sources and uses of funds for the nine months ended December 31, 2004 and 2003.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $511,518 and $352,161 in the nine months ended December 31, 2004 and 2003, respectively. The use of cash in operating activities for the nine months ended December 31, 2004 was principally the result of a net loss of $996,081 and a decrease in accounts payable of $84,891 following receipt of the proceeds from the Series A Preferred stock issuance and seasonable increases in accounts receivable of $10,772, inventory of $26,763 and prepaid expenses of $53,819 attributable to a seasonable increase in sales volume, offset by the net of non-cash charges and gain of $401,077, an increase in accrued interest of $178,975 and an increase in customer deposits of $49,954. The use of cash in operating activities for the nine months ended
December 31, 2003 was principally the result of a net loss of $808,928 and a seasonable increase in accounts receivable of $63,525, offset by non-cash charges of $365,778, a decrease in prepaid expenses of $64,116 and an increase in accrued interest of $120,207.

NET CASH USED IN INVESTING ACTIVITIES

We used $17,464 and $59,684, respectively, during the nine months ended December 31, 2004 and 2003, respectively, for the acquisition of property and equipment, principally a computer software fuel system program in the 2003 period.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended December 31, 2004 was $1,171,426, principally attributable to $1,200,000 of funds raised from the sale of Series A Convertible Preferred Stock, net of transaction costs of $28,343. Net cash provided by financing activities for the nine months ended
December 31, 2003 was $454,151 principally from the sale of convertible debentures of $600,000, net of financing costs of $114,300, offset by net repayments to related parties of $31,549.

CRITICAL ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS no. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending Match 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

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

CONTINUING LOSSES. For our fiscal years ended March 31, 2004 and 2003 and for the three and nine-month periods ended December 31, 2004, we have incurred net losses. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases.

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

WORKING CAPITAL DEFICIT. As a result of the $1,200,000 in cash, before expenses, raised with the sale of Series A Convertible Preferred Stock to the holders of the convertible debentures, we eliminated our historical working capital deficit and had working capital of $243,259 at December 31, 2004. However, we had a net loss of $996,081 during the nine months ended December 31, 2004. As of December 31, 2004, we had a cash balance of $773,746 and current liabilities of $755,670, as well as total long-term obligations in the principal amount of $2,517,949 to convertible debenture holders. While we believe that the proceeds from the aforementioned sale will be sufficient to meet our cash needs for the next twelve month period, there can be no assurances that our cash needs for the next twelve months will not exceed this amount.

LIQUIDITY RISK. While we secured financing of $1,171,657 through the sale on October 15, 2004 of 1,200 shares of Series A Convertible Preferred Stock, we currently have no other commitments with any third parties to obtain any material amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require such financing. Nor is there any assurance that if we do obtain any financing in the future, it would be on acceptable terms because we have no additional assets to pledge as security for the loan and we maybe viewed as a high market risk. In addition, the consent of the holders of the Series A Convertible Preferred Stock is required for certain transactions, including any merger or consolidation pursuant to which the rights, preferences or privileges of the Series A Convertible Preferred Stock would be adversely affected and any transaction involving the creation of any class or series of capital stock of the Company that would rank senior to or pari passu with the Series A Convertible Preferred Stock. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our expansion and expenditures, which could harm our business and the value of our common stock.

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

DEPRESSION OF STOCK PRICE. As of December 31, 2004, we had 74,296,826 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 100,717,960 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. In the event that shares of common stock are issued upon conversion of the outstanding convertible debentures, the sale of such shares could adversely affect the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended December 31, 2004, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The information required by Item 701 of Regulation S-B regarding our recent sale of Series A Convertible Preferred Stock is incorporated herein by reference to the Company's Current Report on Form 8-K dated October 15, 2004 and filed November 16, 2004, items 1.01, 3.02, 3.03 and 5.03.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Prior to a restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default. Effective with a restructuring of all of the convertible debentures on October 15, 2004, the maturity dates of all of the Company's outstanding convertible debentures were extended to October 14, 2007, and the default was cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 3(i)            Certificate of Designations,  Preferences, and Rights of Series
                 A Incorporated by reference to Form Convertible Preferred Stock of Clickable Enterprises, Inc. 8-K filed November 16, 2004.

31.1             Rule 13a-14(a) Certification of Nicholas Cirillo, Jr.,                Provided Herewith
                 President

31.2             Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial           Provided Herewith
                 Officer

32.1             Certification   of   President   pursuant  to  Section  906           Provided Herewith
                 of  the  Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial  Officer pursuant to Section         Provided Herewith
                 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On November 16, 2004, we filed a Report on Form 8-K disclosing under Items 1.01. 3.02, 3,03 and 5.03 that on October 15, 2004, the Company sold 1,200 unregistered shares of Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors") under a Securities Purchase Agreement (the "Purchase Agreement"). The aggregate purchase price for the Preferred Stock was $1.2 million in cash. The Report on Form 8-K also disclosed that on October 15, 2004, in connection with the Purchase Agreement, the Company and the Investors also entered into an amendment (the "Debentures Amendment") of the terms of certain outstanding convertible debentures in the aggregate original principal amount of approximately $2.5 million, which are held by the Investors and which were originally issued by the Company to the Investors in June 2001, August 2001, May 2002, June 2003, November 2003 and January 2004 (the "Debentures"). Pursuant to the Debentures Amendment, among other changes, the Investors agreed to extend the maturity date of each of the Debentures to October 15, 2007 from June 6, 2004, and to forgive an aggregate of $250,000 in accrued interest on the Debentures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.


By:    /s/ Nicholas Cirillo, Jr.
       ------------------------
Name:  Nicholas Cirillo, Jr.
Title: President (Principal Executive Officer)

Date: February 22, 2005


By:    /s/ Guy Pipolo
       ------------------------
Name:  Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: February 22 , 2005

EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT (1)
-------           --------------------------
3(i)              Certificate of Designations, Preferences, and Rights of Series    Incorporated by reference to Exhibit
                  A Convertible Preferred Stock of Clickable Enterprises,           3(i) to Clickable Enterprises, Inc.'s
                                                                                    Form 8-K filed on November 16, 2004

31.1              Rule  13a-14(a)   Certification  of  Nicholas  Cirillo,   Jr.,    Provided Herewith
                  President

31.2              Rule 13a-14(a)  Certification  of Guy Pipolo,  Chief Financial    Provided Herewith
                  Officer

32.1              Certification  of  President  pursuant  to Section  906 of the    Provided Herewith
                  Sarbanes-Oxley   Act  of  2002

32.2              Certification  of Chief Financial  Officer pursuant to Section    Provided Herewith
                  906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant's file number under the Exchange Act is 0-23737.