Form 10KSB
period 2005-03-31
CLICKABLE ENTERPRISES INC
filed 2005-07-14
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        FOR THE YEAR ENDED MARCH 31, 2005

                         Commission File Number 0-23737

                           CLICKABLE ENTERPRISES, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                          82-0290939
                   --------                          ----------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                711 SOUTH COLUMBUS AVENUE, MOUNT VERNON, NY 10550
               (Address of principal executive offices) (Zip Code)

                                 (914) 699-5190
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                            TITLE OF EACH CLASS: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

          COMMON STOCK, $.001 PAR VALUE, 500,000,000 SHARES AUTHORIZED

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X] No[ ]

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,442,466

The aggregate market value as of July 5, 2005 of the voting common equity held by non-affiliates is $9,035,619.

                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 5, 2005, there were 75,296,826 shares of the Company's $.001 Common Stock issued and outstanding.

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

                           CLICKABLE ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                         PAGE(S)
PART I

    Item 1.  Description of Business                                      1-4

    Item 2.  Description of Property                                      4

    Item 3.  Legal Proceedings                                            4

    Item 4.  Submission of Matters to a Vote of Security Holders          5

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities     6-7

    Item 6.  Management's Discussion and Analysis or Plan of Operation    7-16

    Item 7.  Financial Statements                                         16

    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                          17

    Item 8A. Controls and Procedures                                      17

    Item 8B. Other Information                                            17

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act   18-19

    Item 10. Executive Compensation                                       19-20

    Item 11. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                   20-22

    Item 12. Certain Relationships and Related Transactions               21

    Item 13. Exhibits                                                     22-23

    Item 14. Principal Accounting Fees and Services                       24

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005 AND 2004           F1-F16

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

Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com is the accounting acquirer. As a result, the exchange was treated as a recapitalization and Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) adopted the March 31 fiscal year end of ClickableOil.com. Accordingly, the accompanying consolidated financial statements include the following:

      1. The balance sheet as of March 31, 2004 consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost from the date of acquisition.

      2. The statements of operations include the operations of the accounting acquirer for the periods presented and the operations (consisting principally of interest expense) of the legal acquirer from the date of the merger.

OUR BUSINESS

Through our wholly owned subsidiary ClickableOil.com, Inc., we are currently engaged in the business of providing heating oil to residential and commercial customers. We are one of the first Internet-based heating oil companies, replacing much of the administrative functions and expenses with a Web-based infrastructure. We are currently focused on the New York metropolitan region, where our management has extensive experience and expertise. ClickableOil.com, Inc. began operations on October 12, 2000, and currently has approximately 3,400 customers, while retaining nearly 95% of customers.

Unlike its industry competitors, ClickableOil.com, Inc. is unburdened with an expensive infrastructure of tangible assets. We currently do not, nor are we expected to own barges, trucks or storage facilities. Our principal operating assets will be proprietary software, attendant computer hardware and the possible inventory of heating oil in some markets. We are unburdened with the substantial costs that are often associated with intangible assets arising from the purchase of customers of acquired businesses. We do not intend to purchase customer lists and relationships unless doing so is (a) justified strategically in terms of territorial expansion and (b) cost effective in comparison with acquiring customers through marketing and selling activities. In February 2005, we purchased a customer list from a heating oil distributor at terms favorable to us.

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

OPERATIONS

Our retail fuel oil distribution business is conducted through ClickableOil.com, Inc. We serve both residential and commercial fuel oil accounts. We sell quality home heating oil to our residential and commercial customers offering delivery seven days a week. We also contract with various third parties to provide an oil burner service that is available 24 hours a day for the maintenance, repair, and installation of oil burners. These services are performed on an as needed basis. Heating oil customers are not required to enter into service contracts; however, we do offer such service contracts if desired.

Approximately 50% of our customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through our web site located at www.clickableoil.com. We deliver home heating oil approximately seven times each year to the average customer. We have credit cards on file for most automatic customers and charge them promptly upon delivery, or we receive payment upon delivery. Our customers can pay for fuel deliveries with cash, check or credit card or budget plan. We offer both fixed price plans for one or two years or variable price deals that fluctuate with the market. Approximately 30% of our customers are on a fixed price plan.

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

SUPPLIERS

We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the Company utilizes a third party terminal to store our product for a per gallon fee. During the fiscal years ended March 31, 2005 and 2004, the Company purchased heating oil for resale from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw") in the amount of $549,701 and $295,983, respectively, or approximately 26% and 25%, respectively, of total heating oil purchased. NRG and Flaw are owned and managed by Messrs. Cirillo and Pipolo, both of whom are directors and officers of the Company.

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

EMPLOYEES

As of March 31, 2005, the total number of our employees was seven, of which six were full-time employees.

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

CHANGES IN THE COST OF CRUDE OIL. Crude oil prices are determined by worldwide supply and demand. Demand can vary worldwide depending on the economy, weather and political instability in oil producing countries. Supply can be influenced by the Organization of Petroleum Exporting Countries ("OPEC"), other petroleum exporting countries, and other factors. Since crude oil is a major price component of home heating oil, changes in the price of crude oil will generally affect the price of heating oil (residential and commercial).

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

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 711 South Columbus Avenue, Mount Vernon, New York 10550. Under the lease for the Mount Vernon office, which commenced on June 1, 2003 for a lease term of two years, remaining monthly rent is $1,470. The minimum lease payment for the remaining life of the lease is $2,940. Following the lease termination on June 1, 2005, we began paying rent on a month to month basis and commenced negotiations for a new lease.

ITEM 3. LEGAL PROCEEDINGS

The following provides a summary of material litigation to which we are a party:

In a lawsuit, the plaintiffs brought suit against the Company for negligence alleging failure to exercise due care in handling fuel oil. The case involves a misdelivery of home heating oil to the plaintiff's residence that had a fuel pipe but no tank. The lawsuit was submitted to the Company's insurance carrier who had the damage cleaned up. The insurance carrier is attempting to settle the case. The insurance coverage appears adequate and, accordingly, no additional liability has been accrued.

On June 6, 2003, we executed a Purchase and Sale Agreement by and between us and Milton Cotter, Eric Cotter, Richard Berman and other former officers (the "Buyers") providing for the sale of 100% of the stock in Achievement TEC, Inc and Career Direction, Inc., the above-referenced defendants. In connection therewith, the Buyers have agreed to indemnify us for any liabilities that may arise from the above-referenced litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "CKEI". As of July 5, 2005, there were approximately 403 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the common stock on the Bulletin Board on July 5, 2005 was $.12. As of July 5, 2005, 75,296,826 shares of common stock were issued and outstanding, of which 9,977,366 were unrestricted shares with the remainder of 65,319,460 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the common stock for the last two fiscal years:

                   2003-2004              HIGH            LOW
                   ---------              ----            ---

                   First Quarter          $0.05           $0.05
                   Second Quarter         $0.05           $0.05
                   Third Quarter          $0.05           $0.05
                   Fourth Quarter         $0.05           $0.05

                   2004-2005
                   ---------

                   First Quarter          $0.05           $0.05
                   Second Quarter         $0.05           $0.05
                   Third Quarter          $0.05           $0.05
                   Fourth Quarter         $0.75           $0.05

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

DIVIDEND POLICY

We did not pay any dividends during the 2005 fiscal year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

All issuances of common stock have been valued based on the closing price of the stock as of the date that the Company's Board of Directors approved the issuance.

On November 1, 2004, the Company's Board of Directors approved, pursuant to the 2004 Stock Incentive Plan, the issuance of 160,000 shares to consultants to perform investor relations services, having an aggregate value of $8,000. These shares were issued on November 24, 2004 and have been valued at $.05 per share, the closing price of the stock as November 1, 2004.

On October 15, 2004, the Company sold to the holders of its convertible debentures 1,200 shares of Series A Convertible Preferred Stock, par value $.001 per share, and Stated Value $1,000 per share ("Series A Preferred Stock"), in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The dividend and conversion rights, as well as the preferences, of the holders of the Series A Preferred Stock are discussed below under the heading Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

Except as expressly set forth above, the individuals and entities to which we issued securities as indicated herein are unaffiliated with us.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, as defined under the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended March 31, 2005 and 2004 included in the this Form 10-KSB.

FINANCIAL CONDITION

We had net losses of $(1,254,402) and $(1,319,077) during the years ended March 31, 2005 and 2004, respectively. As of March 31, 2005, we had a cash balance of $372,909 and current liabilities of $993,403 with obligations of $375,557 to trade creditors, $437,382 in interest payable, $120,750 in an acquisition-related note payable and $14,711 to related parties, as well as total long-term obligations in the principal amount of $2,517,949 to convertible debenture holders. As described in Note 5 to the consolidated financial statements, on October 15, 2004, we entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures, including extending the maturity dates until October 15, 2007, and raised $1,200,000 of cash, before expenses, through the sale of convertible preferred stock. As described in Note 11 to the consolidated financial statements, on June 30, 2005, we closed on $650,000 of cash, before expenses, through the sale of additional convertible debentures. However, we do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the additional sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2005 and 2004 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, decreased in the net amount of $3,037. During fiscal 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $549,701. As of March 31, 2005, the non-interest bearing obligation of $14,711 to NRG and Flaw is included in due to related parties in current liabilities.

As of March 31, 2004, the Company owed $12,500 to NexGen Energy, LLC, a company owned by Messrs. Cirillo, Pipolo and another stockholder, for accrued and unpaid interest pertaining to an obligation that was satisfied with the issuance of common stock effective January 27, 2004. During the year ended March 31, 2005, the Company satisfied this obligation.

During the year ended March 31, 2005, the Company had fuel sales of $60,172 and $13,867, respectively, to NRG and Flaw.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004

OVERALL RESULTS OF OPERATIONS

For the year ended March 31, 2005, we incurred an overall loss of $(1,254,402), or ($.02) per share, which was a decrease of $64,675 from the net loss of $(1,319,077), or ($.03) per share for the prior period. The net losses for the years ended March 31, 2005 and 2004 include non-cash expenses including interest expense of $613,151 and $641,062, respectively, of which $383,333 and $416,667, respectively, relates to debt discount amortization expense, and expense charges for stock issued for services of $8,000 and 213,958, respectively. The year ended March 31, 2005 also includes $188,542 of amortization of deferred compensation and a gain of $250,000 for the forgiveness of interest accrued and unpaid for the convertible debentures. The gain for the forgiveness of interest offset an increase of $233,918 in the loss from operations.

SALES

Total sales revenue for the year ended March 31, 2005 was $2,442,466 compared to $1,879,565 for the year ended March 31, 2004. The total increase of $562,901, or 29.9%, can be attributed principally to a sharp increase in the average selling price per gallon to $1.58 from $1.23, or 28%, caused by world market conditions, and an increase in gallons sold of 2%. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities, partially offset by fewer degree days in the current period due to warmer weather conditions in January and February 2005 compared to the same period in 2004.

GROSS PROFIT

Gross profit decreased by $167,245 to $85,191, or 66.3%, for the year ended March 31, 2005 compared to $252,436 for the year ended March 31, 2004, while gross margin decreased to 3.5% from 13.4% for the periods. This is principally due to the rapid and dramatic increase in product cost and rising transportation expenses experienced in the year ended March 31, 2005. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. Gross profit in the current period was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in the current fiscal year. This action resulted in fuel oil purchases at a higher average cost of $1.52 per gallon during the current year compared to $1.07 in the prior year, the effect of which was to reduce gross profit for current year by approximately $52,000, and contribute to the decrease in gross margin.

OPERATING EXPENSES

Total operating expenses for the year ended March 31, 2005 increased by $66,673 to $999,328 from $932,655 for the year ended March 31, 2004 due principally to increases in employee compensation, amortization of deferred compensation and professional fees associated with debt restructuring and financing matters, offset by a $42,000 reduction in advertising expense.

OTHER INCOME (EXPENSE)

Interest expense decreased $27,911 to $613,151 for the year ended March 31, 2005 from $641,062, for the year ended March 31, 2004, attributable to slightly lower debt discount expense, as well as the reduction in the convertible debentures interest rate to 8% from 10% in connection with the October 15, 2005 amendment described in Note 5 to the consolidated financial statements.

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

OTHER INCOME (EXPENSE)

Interest expense increased $608,601 to $641,062 for the year ended March 31, 2004 from $32,461 for the year ended March 31, 2003, attributable to $416,667 of debt discount expense, as well as $224,395 of interest expense resulting from a greater amount of interest-bearing debt outstanding in the current year compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As of March 31, 2005, we had a cash balance of $372,909 and a negative cash flow from operations of $830,669. We do not have any available lines of credit. Since inception, we have financed our operations through loans and from private placements of both debt and equity.

On January 16, 2004, the Company closed on the final $200,000 of the 10% Secured Convertible Debentures to be issued pursuant to the Securities Purchase Agreement dated June 3, 2003 among the Company and holders of its convertible debentures for an aggregate of $800,0000 of convertible debentures and 4,000,000 stock purchase warrants expiring June 5, 2008. In connection with the closing on January 16, 2005, the Company also issued 1,000,000 of stock purchase warrants.

On October 15, 2004, the Company entered into two contemporaneous transactions with the holders of the Company's convertible debentures pursuant to which we restructured the terms of the convertible debentures and sold 1,200 shares of Series A Preferred Stock for $1,200,000 in cash, before transaction expenses in the amount of $28,343. Additionally, on June 30, 2005, we closed on $650,000 of cash before expenses, through the sale of convertible debentures. Additionally, on June 30, 2005, we closed on $650,000 of cash, before expenses, through the sale of convertible debentures. The proceeds from these transactions, which are for future working capital needs and acquiring customer lists or other heating oil distributors, will not be sufficient to meet our cash needs for the next twelve month period.

Prior to a restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

      o Extension of the then-expired maturity dates of all convertible debentures to October 15, 2007;

      o Modification of the conversion price by eliminating the ceiling price of $.05 per share;

      o     Lowering the interest rate to 8% from 10%; and

      o Forgiveness of $250,000 of interest accrued and unpaid for the debentures. The gain associated with this reduction in accrued interest is reported in the accompanying statements of operations.

As of March 31, 2005, the Company owed, in the aggregate, $2,517,949 on all of the convertible debentures, and $437,382 of related accrued interest that is included in current liabilities. As of March 31, 2005, no stock purchase warrants had been exercised.

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000 through March 31, 2004, was recorded as a discount on the debt and as a component of additional paid-in capital and is being accreted over 12-month periods as interest expense in accordance with EITF 00-27. For the years ended March 31, 2005 and 2004, the Company accreted $383,333 and $416,667, respectively, of debt discount as interest expense.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of December 31, 2004, dividend arrearage on the Series A Preferred Stock aggregated $18,000. The Company had a stockholders' deficiency at December 31, 2004; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

      o In the event dividends are distributed to holders of shares of common stock, the holders of Series A Preferred Stock shall be entitled to receive dividends on a pari passu basis.

      o In the event of a Liquidation Event, as defined in the Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock (the "Certificate of Designation"), the holders of Series A
            Preferred Stock shall be entitled to a Liquidation Preference consisting of the Stated Value, accrued and unpaid dividends, and any other amounts owed.

      o Mandatory redemption provisions are effective if and when the Company fails to issue shares of common stock to holders of the Series A Preferred Stock upon exercise of conversion rights, or the common stock of the Company fails, after having been initially listed, to remain listed on the Over-the-Counter Bulletin Board, Nasdaq National Market, Nasdaq SmallCap Market, New York Stock Exchange or American Stock Exchange, for any reason within the control of the Company.

      o The Company may elect to optionally redeem the Series A Preferred Stock in an amount equal to 120% of the Stated Value of each share, accrued and unpaid dividends, and any other amounts owed.

      o Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which will be amortized over the 36-month period prior to automatic conversion date described below, unless conversion occurs prior to that date. During the three-month period ended December 31, 2004, amortization of $17,647 was charged to accumulated deficit.

      o So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

The report of the independent certified public accountants on our consolidated financial statements as of March 31, 2005 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,380,431. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and additional financings, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. However, as of March 31, 2005 we had $993,403 of current liabilities and a working capital deficiency of $268,768, and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next twelve months we will need additional financing to repay outstanding convertible debentures, unless extensions are granted, as well to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow.

The Company has total liabilities and contractual obligations of $3,511,352 as of March 31, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                    MORE THAN 1
     CONTRACTUAL OBLIGATIONS            TOTAL      1 YEAR OR LESS      YEAR
     -----------------------          ----------   --------------   ----------

    Convertible Debentures            $2,517,949     $2,517,949             --

    Accounts Payable and Accrued
      Expenses                           375,557        375,557             --

    Note Payable (1)                     120,750        120,750             --

    Accrued Interest                     437,382        437,382             --

    Other                                 59,714         59,714             --
                                      ----------     ----------     ----------

    Total Contractual Obligations     $3,511,352     $3,511,352             --
                                      ==========     ==========     ==========

----------------------------------

(1) During the year ended March 31, 2005, the purchase price of a customer list acquired by the Company included a note payable in the amount of $120,750.

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2005 and 2004:

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $830,669 and $442,306 in the years ended March 31, 2005 and 2004, respectively. The cash used in operating activities for the year ended March 31, 2005 was principally the result of a net loss of $1,254,402, an increase in accounts receivable of $204,856 attributable to a higher level of sales volume and a non-cash gain on debt forgiveness of $250,000, offset by non-cash charges of $692,410 and an increase in accrued interest of $228,644. The use of cash in operating activities for the year ended March 31, 2004 was principally the result of a net loss of $1,319,077, offset by non-cash charges of $735, 809 and an increase in accrued interest of $156,450.

NET CASH USED IN INVESTING ACTIVITIES

We used $95,945 and $64,035, respectively, during the years ended March 31, 2005 and 2004, respectively, for the acquisition of a customer list in fiscal 2005 and fixed assets, principally a computer software fuel system program in fiscal 2004.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the ended year ended March 31, 2005 was $1,168,620, attributable to the sale of convertible preferred stock of $1,171,657, net of financing costs, offset by a net decrease in related party debt of $3,037. Net cash provided by financing activities for the year ended March 31, 2004 was $629,326 from funds provided by the sale of convertible debentures of $650,500, net of financing costs, offset by a net decrease in related party debt of $21,174.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expenses in the current period, regardless if they are abnormal amounts or not. SFAS No. 151 will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS No. 151 is not expected to have significant effect on the Company's financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123(R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the impact, if any, that SFAS No. 123(R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For our fiscal years ended March 31, 2005 and 2004, we had net losses of $1,254,402 and $1,319,077. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated June 21, 2005 (except for Note 11 as to which the date is July 5, 2005) on our consolidated financial statements for the fiscal year ended March 31, 2005, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON MARCH 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE.

We had a working capital deficit of $268,768 as of March 31, 2005, which means that our current liabilities exceeded our current assets by $268,768. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

OUR OPERATIONS ARE HAZARDOUS AND COULD EXPOSE US TO THE RISK OF ENVIRONMENTAL LIABILITIES.

There are environmental risks associated with the risks in the handling of oil mentioned above, which include injury or loss of life and extensive property or environmental damage. In addition, the general handling of oil has the potential for serious impact on human health and the environment.

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

      o     we have no additional assets to pledge as security for a loan; and

      o     we maybe viewed as a high market risk.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $650,000 of cash, before expenses, through the sale of convertible debentures on June 30, 2005, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures and the additional debentures issued on June 30, 2005. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of July 5, 2005, we have 75,296,826 shares of common stock issued and outstanding, and convertible debentures and convertible preferred stock outstanding that may be converted into an estimated 57,730,523 shares of common stock at current market prices, and outstanding warrants to purchase up to 4,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the amount of shares of our common stock that is issuable to the selling stockholder, upon conversion of our convertible debentures and convertible preferred stock and subsequent exercise of warrants, based on market prices 25%, 50% and 75% below the market price, as of July 5, 2005 of $0.12.

PERCENTAGE BELOW                       NUMBER OF SHARES       PERCENTAGE OF
     MARKET         PRICE PER SHARE         ISSUABLE        OUTSTANDING SHARES
------------------------------------------------------------------------------
      25%               $0.0900           75,640,697               50%


      50%               $0.0600          111,461,045               60%

      75%               $0.0324          203,001,935               73%

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that are due and payable, with 8% interest, on October 15, 2007. On June 30, 2005, we closed on an additional $650,000 of convertible debentures that are due and payable, with 10% interest, on June 30, 2008. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock was only relisted by the NASB in March 2005, at which time trading resumed. In the foreseeable future our common stock is likely to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2005 have been examined to the extent indicated in their report by Weinberg & Company, P.A., independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned consolidated financial statements are included in this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 19, 2003 and on our Current Report on Form 8-K/A filed with the SEC on May 14, 2004, we were acquired by ClickableOil.com, Inc. under a merger agreement on June 6, 2003, and our principal independent accountant, Merdinger, Fruchter, Rosen & Corso, P.C. ("MFRC") was dismissed. On June 12, 2003, we engaged Weinberg & Company, P.A. as our principal independent accountant. The action to engage Weinberg & Company, P.A was taken upon the unanimous approval of our Board of Directors.

On August 25, 2003, an amended 8-K was filed including the audited financial statements of ClickableOil.com, Inc. for the fiscal years ended March 31, 2003 and 2002.

ITEM 8A. CONTROLS AND PROCEDURES

      (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended March 31, 2005.

ITEM 8B. OTHER INFORMATION

Except for the following, we are not aware of any information that should have been reported on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB.

On February 10, 2005, we acquired the customer list and related customer information, service contracts and related intangible assets of a home oil business known as Lorusso Fuel Co., from its owners, David and Angelina Lorusso. The Company paid an aggregate of $75,000 for these assets at Closing, and agreed to pay, as of July 10, 2005 and January 10, 2006, an amount equal to the gross profit realized by the Company from sales to former Lorusso customers, less the initial $75,000. As of July 10, 2005, gross profit had not exceeded $75,000 and no further payments were due at that time.

Mr. Cirillo and Mr. Pipolo have guaranteed the Company's post-closing payment obligations. .

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

Our directors and officers are as follows:

        NAME AND ADDRESS                AGE     POSITION

        Nicholas Cirillo, Jr.           42      Chief Executive Officer,
        c/o ClickableOil.com, Inc.              President and Director
        711 South Columbus Avenue
        Mount Vernon, NY 10550

        Guy Pipolo                      42      Chief Operating Officer, Chief
        c/o ClickableOil.com, Inc.              Financial Officer and Director
        711 South Columbus Avenue
        Mount Vernon, NY 10550

        David Rodgers                   52      Secretary and Director
        c/o ClickableOil.com, Inc.
        711 South Columbus Avenue
        Mount Vernon, NY 10550

Nicholas Cirillo, Jr. is the Chief Executive Officer and co-founder of Clickable Enterprises, Inc. Effective, as of the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Cirillo was appointed President and Director of the Company. Prior to this, Mr. Cirillo co-founded, along with Guy Pipolo, National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1987 to 1995, Mr. Cirillo was a Manager with Cibro Petroleum where his responsibilities included overseeing the hedging and purchasing strategies for over $1 billion in home heating oil. Mr. Cirillo was also employed by Bear
Stearns and by a privately held petroleum trading company. He received his Bachelor of Arts in Economics from Georgetown University, and his Masters of Business Administration from Fordham University.

Guy  Pipolo  is  the  Chief  Operating   Officer  and  co-founder  of  Clickable
Enterprises, Inc. Effective, as of the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Pipolo was appointed Chief Operating Officer, Chief Financial Officer and Director of the Company. Prior to this, Mr. Pipolo co-founded along with Nick Cirillo, Jr., National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1988 to 1995, Mr. Pipolo was the Supply Manager with Cibro Petroleum. Mr. Pipolo earned his Bachelor of Business Administration in Finance from Iona College.

David Rodgers is co-founder of Clickable Enterprises, Inc. Effective, as of the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Rodgers was appointed Secretary and Director of the Company. He currently serves as Chief Financial Officer of Refuse Systems Corp., and Appliance Brokers Ltd Inc. Previously, he served as the Director of Information Technology and Chief Financial Officer with Burnside Coal and Oil/West Vernon Petroleum Corp., Mr. Rodgers received his Bachelor of Science in Accounting from the University of Bridgeport.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

CODE OF ETHICS

On July 11, 2005, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. A copy of this Code of Ethics is filed as an exhibit to this report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended March 31, 2005, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows compensation paid by us to our current and former Chief Executive Officer and our other executive officers (the "Named Executive Officers") for the fiscal years 2005, 2004 and 2003. Other than as set forth below, no Named Executive Officers' salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                        Annual Compensation                     Long-Term Compensation
                                                                                    Awards         Payouts
                                                                 Other       Restricted
                                                                Annual          Stock     Options/   LTIP     All Other
Name and                             Salary        Bonus     Compensation     Award(s)     SARs    Payouts  Compensation
Principal Position        Year         ($)          ($)           ($)            ($)        (#)      ($)         ($)
Nicholas Cirillo, Jr.      2005         15,000       0          0               0           0        0          0
CEO and President          2004            0         0          0               0           0        0          0
                           2003            0         0          0               0           0        0          0

Guy Pipolo                 2005         15,000       0          0               0           0        0          0
COO and CFO                2004            0         0          0               0           0        0          0
                           2003            0         0          0               0           0        0          0

Milton Cotter              2005            0         0          0               0           0        0          0
Former CEO and CFO         2004            0         0          0               0           0        0          0
                           2003            0         0          0             5,000(1)      0        0          0
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

None of the Company's current executive officers has an employment or severance agreement with the Company, and each executive officer's employment may be terminated at any time at the discretion of the Board of Directors.

DIRECTOR COMPENSATION

None of the Company's directors are compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of June 15, 2005 for:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 75,296,826 shares of common stock outstanding as of June 15, 2005.

                                        Common Stock Beneficially Owned
        Name and Address                   Number           Percent
        ----------------                   ------           -------

        Nicholas Cirillo, Jr. (1)          19,932,420        26.5%
        Guy Pipolo (1)                     19,932,420        26.5%
        David Rodgers (1)                  18,030,020        23.9%

        All Executive Officers and
         Directors as a Group              57,894,860        76.9%

(1) All shares are beneficially owned by (a) DGN Holdings, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each owns a 33.33% interest, (b) NexGen Energy, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each owns a 33.33% interest and (c) NRG Heat and Power, LLC, a New York limited liability company in which Messrs. Cirillo and Pipolo each owns a 50% interest.

                            EQUITY COMPENSATION PLANS

As of March 31, 2005, our equity compensation plans were as follows:

                                                                                                    NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                                                                                   FUTURE ISSUANCE UNDER
                                    NUMBER OF SECURITIES TO            WEIGHTED-AVERAGE             EQUITY COMPENSATION
                                   BE ISSUED UPON EXERCISE            EXERCISE PRICE OF               PLANS (EXCLUDING
                                    OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,            SECURITIES REFLECTED
         PLAN CATEGORY             WARRANTS AND RIGHTS (A)         WARRANTS AND RIGHTS (B)           IN COLUMN (A)) (C)
  -------------------------        ------------------------        ------------------------          ------------------
  Equity compensation plans                  None
     approved by security
           holders

  Equity compensation plans        6,160,000 (1),(2),(3)                     N/A                          3,840,000(3)
   not approved by security
           holders

            Total                          6,160,000                         N/.A                         3,840,000

(1) On February 9, 2004, the Board of Directors approved the issuance of an aggregate of 6,000,0000 shares of common stock having an aggregate value of $300,000 to two consultants for professional services to be rendered. These shares were issued on February 20, 2004 and have been valued as $.05 per share based on the current market value.

(2) On November 1, 2004, the Company entered into a financial services agreement with an unrelated third-party to perform investor relations services. The initial term of the agreement was for a period of three months automatic extensions for successive one month terms unless cancelled by either party. Payment for services rendered included cash payments per month plus an equity component of 160,000 Rule 144 shares of common, which shares were issued on November 24, 2004. These shares have been valued at $.05 per share based on the current market value.

(3) Such securities have been issued or are issuable pursuant to the Company's 2004 Stock Incentive Plan, which is described below under the caption "Stock Incentive Plan."

STOCK INCENTIVE PLAN

On February 4, 2004, the Company filed an S-8 Registration Statement to register 10,000,000 shares of common stock at a proposed maximum offering price of $.05 per share under the Company's 2004 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash. An aggregate of 160,000 and 6,000,000 common shares were issued pursuant to the Plan during the years ended March 31, 2005 and 2004, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as follows:

During the fiscal years ended March 31, 2005 and 2004, the Company purchased heating oil for resale from two suppliers, NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), that are owned and managed by the Company's officers, directors and stockholders, Messrs. Cirillo and Pipolo, in the amount of $549,701 and $295,983, respectively or approximately 26% and 25%, respectively, of total heating oil purchased.

During the fiscal years ended March 31, 2005 and 2004, the Company had fuel sales of $60,172 and $13,867, respectively, to the two related parties, NRG and Flaw, that are owned and managed by the Company's officers, directors and stockholders, Messrs. Cirillo and Pipolo.

As of March 31, 2005 and 2004, the aggregate net amounts due to these suppliers were $14,711 and $17,748, respectively, and are included in amounts due to related parties in current liabilities.

On June 6, 2003, we entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation wholly-owned by, ClickableOil.com, Inc., a Delaware corporation engaged in the business of selling heating oil and related services to residential and commercial customers in the New York metropolitan area, Westchester County and Long Island, Michael
J. Connor, The James Group, and DGN Holdings, LLC. Under the terms of the agreement, we acquired 100 percent of ClickableOil.com, Inc.'s stock in exchange for the issuance by us of approximately 43 million shares of common stock to the holders of ClickableOil. The new shares issued constituted approximately 90 percent of our outstanding shares following the merger transaction. ClickableOil.com, Inc.'s founders, Messrs. Nicholas Cirillo, Jr., Guy Pipolo and David Rodgers, have been appointed our President, Chief Operating Officer and Secretary, respectively, and all have been duly appointed directors. Mr. Milton Cotter, former Chief Executive Officer, served as our Chief Executive Officer until December 2003. Messrs. Cotter and Berman resigned as directors on June 6, 2003.

Immediately after the ClickableOil.com, Inc. merger transaction, we executed a Purchase and Sale Agreement with Milton Cotter, Eric Cotter, Richard Berman and other former directors providing for the sale of 100% of the stock in Achievement TEC, Inc. and Career Direction, Inc. in exchange for 6,428,073 shares of our common stock collectively owned by them. We subsequently retired these shares.

On January 27, 2004, we issued 15,390,060 and 3,804,800 shares of restricted common stock to NexGen Energy, LLC and NRG Heat & Power, Inc., respectively, in full satisfaction of $769,503 and $190,240 respectively of outstanding related party debt. Also on January 27, 2004, we issued 100,000, 100,000, 50,000,
200,000 and 100,000 shares of restricted common stock or 550,000 in the aggregate, to employees Eugene Defina, Michelle Budet, Rosalba Callisto, Paul Kaufman and Maria Irizary, respectively, as additional compensation for services rendered to the Company. These shares were valued at $.05 per share or $27,500 in the aggregate.

The above-referenced transactions with our affiliates were made on terms that are no less favorable to us than those generally available from unaffiliated third parties.

ITEM 13. EXHIBITS

EXHIBIT NO.       DESCRIPTION

3(i)(a) Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB).

3(i)(b) Certificate of Amendment (Incorporated by reference to our Registration Statement on Form SB-2).

3(i)(c) Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Clickable Enterprises, Inc.
                 (Incorporated by reference to our Current Report on Form 8-K filed November 16, 2004)

3(ii) Bylaws (Incorporated by reference to our Registration Statement on Form 10-SB).

4.1 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due June 29, 2003 in the principal sum of $794,119.79, issued to AJW Partners, LLC (Incorporated by reference to our Registration Statement on Form SB-2 filed August 3, 2001).

4.2 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due June 29, 2003 in the principal sum of $398,829.30, issued to AJW Partners, LLC (Incorporated by reference to our Registration Statement on Form SB-2 filed August 3, 2001).

4.3 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our Current Report on Form 8-K, filed August 14,2001).

4.4 Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to AJW Partners, LLC (Incorporated by reference to our Current Report on Form 8-K, filed August 14, 2001).

4.5 Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed July 17, 2001).

4.6 Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed July 17, 2001).

4.7 Secured Convertible Debenture Purchase Agreement dated as of May 8, 2002 among the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore Ltd. (the "Subsequent Purchasers") (Incorporated by reference to our Registration Statement on SB-2 filed June 21, 2002).

4.8 Registration Rights Agreement dated as of May 8, 2002, among the Company and the Subsequent Purchasers (Incorporated by reference to our Registration Statement on SB-2 filed June 21,
                 2002).

4.9 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $37,500, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our Registration Statement on SB-2 filed June 21, 2002).

4.10 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $37,500, issued to AJW Partners, LLC (Incorporated by reference to our Registration Statement on SB-2 filed June 21, 2002).

4.11 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $112,500, issued to Pegasus Capital Partners, LLC (Incorporated by reference to our Registration Statement on SB-2 filed June 21,
                 2002).

4.12 Achievement Tec Holdings, Inc. 10% Secured Convertible Debenture due May 8, 2003 in the principal sum of $112,500, issued to AJW/New Millennium Offshore Ltd. (Incorporated by reference to our Registration Statement on SB-2 filed June 21,
                 2002).

4.13             Security   Agreement  among  the  Company  and  the  Subsequent
                 Purchasers (Incorporated by reference to our Registration Statement on SB-2 filed June 21, 2002).

4.14 Intellectual Property Security Agreement among the Company and the Subsequent Purchasers (Incorporated by reference to our Registration Statement on SB-2 filed June 21, 2002).

10.1             Independent  Contractor/Trucking  Agreement  dated  March  2004
                 (Incorporated   by  reference   to  our  Amended   Registration
                 Statement on Form SB-2/A filed on May 14, 2004).

10.2 Terminal Agreement dated October 2000 between Clickableoil.com and New Hyde Park Oil Terminal, LLC (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.3 Independent Contractor Agreement dated June 2002 between Clickableoil.com and NexGen Energy, LLC. (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

14.1             Code of Ethics (filed herewith).

23.1             Consent of Accountants (filed herewith).

31.1 Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

31.2 Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) In the  case  of  incorporation  by  reference  to  documents  filed  by the
registrant  under  the  Securities  Exchange  Act  of  1934,  as  amended,   the
registrant's file number under the Exchange Act is 000-23737.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered by the Company's principal accountant were $54,078 and $67,595 for the audit of the Company's annual financial statements for the fiscal years ended March 31, 2005 and 2004, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years and the filing of the Company's Registration Statement in fiscal 2004.

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

ALL OTHER FEES. Other than the services described above, no other fees were billed by the principal accountant for the fiscal years ended March 31, 2005 and 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLICKABLE ENTERPRISES, INC.


                                       By: /s/ Nicholas Cirillo, Jr.
                                           -------------------------------------
                                           Name:   Nicholas Cirillo, Jr.
                                           Title:  President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)

                                           Date:   July 14, 2005

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                DATE
---------                           -----                                                ----
/s/ Nicholas Cirillo, Jr.
------------------------------      President, Chief Executive Officer (Principal
Nicholas Cirillo, Jr.               Executive Officer) and Director                      July 14 , 2005

/s/ Guy Pipolo
------------------------------      Chief Operating Officer, Chief Financial Officer
Guy Pipolo                          (Principal Financial Officer) and Director           July 14, 2005

/s/ David Rodgers
------------------------------
David Rodgers                       Secretary and Director                               July 14, 2005

                           CLICKABLE ENTERPRISES, INC.
                    (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY

                                    CONTENTS

PAGE        F-i        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE        F-1        CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND 2004

PAGE        F-2        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                       ENDED MARCH 31, 2005 AND 2004

PAGE        F-3        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                       DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

PAGE      F-4-F-5      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                       ENDED MARCH 31, 2005 AND 2004

PAGES    F-6-F-16      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                       MARCH 31, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Clickable Enterprises, Inc.
  (formerly Achievement Tec Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and Subsidiary as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and Subsidiary as of March 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company had a net loss of $1,254,402 and a negative cash flow from operations of $830,668 for the year ended March 31, 2005 and a working capital deficiency of $268,768 and a stockholders' deficiency of $2,460,431 at March 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 21, 2005

(Except for Note 11 as to which the date is July 5, 2005)

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2005 AND 2004

                                                                        2005             2004
                                                                    ----------------------------
ASSETS
Current Assets
  Cash                                                              $   372,909      $   130,902
  Accounts receivable, net                                              311,858          138,299
  Inventory                                                              16,592           11,143
  Prepaid expenses                                                       23,276           13,000
  Debt financing costs, net                                                  --           62,990
  Other current assets                                                       --              782
                                                                    ----------------------------
Total Current Assets                                                    724,635          357,116
Property and equipment, net                                              64,561           58,580
Intangible asset, net                                                   192,465               --
Other assets                                                             69,260            6,558
                                                                    ----------------------------
TOTAL ASSETS                                                        $ 1,050,921      $   422,254
                                                                    ============================

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and other accrued expenses                       $   375,556      $   372,757
  Note payable                                                          120,750               --
  Due to related parties                                                 14,711           17,748
  Customer deposits                                                      45,003           12,622
  Accrued interest                                                      437,382          458,738
  Convertible debentures, net of discount of $383,333                        --        2,134,616
                                                                    ----------------------------
  Total Current Liabilities                                             993,402        2,996,481

Long Term Liabilities
  Convertible debentures                                              2,517,949               --
                                                                    ----------------------------
TOTAL LIABILITIES                                                     3,511,351        2,996,481
                                                                    ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A 6% cumulative preferred stock, $.001 par value,
    1,200 shares authorized, issued and outstanding                           1               --
Common stock, $.001 par value, 500,000,000
    shares authorized, 74,296,826 and 74,136,826 shares issued
    and outstanding, respectively                                        74,297           74,137
Additional paid-in capital                                            1,845,629          630,839
Deferred compensation                                                        --         (188,542)
Accumulated deficit                                                  (4,380,357)      (3,090,661)
                                                                    ----------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (2,460,430)      (2,574,227)
                                                                    ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 1,050,921      $   422,254
                                                                    ============================

           See accompanying notes to consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                      2005              2004
                                                 ------------------------------

FUEL SALES (including related party sales of $ 2,442,466 $ 1,879,565 $60,172 and $13,867, respectively)
COST OF SALES                                       2,357,275         1,627,129
                                                 ------------------------------
GROSS PROFIT                                           85,191           252,436
                                                 ------------------------------

OPERATING EXPENSES
     Selling, general and administrative              918,090           837,923
     Depreciation and amortization                     81,238            94,732
                                                 ------------------------------
TOTAL OPERATING EXPENSES                              999,328           932,655
                                                 ------------------------------

LOSS FROM OPERATIONS                                 (914,137)         (680,219)
                                                 ------------------------------

OTHER INCOME (EXPENSE)
     Forgiveness of accrued interest                  250,000                --
     Other income                                      22,886             2,204
     Interest expense                                (613,151)         (641,062)
                                                 ------------------------------
TOTAL OTHER INCOME (EXPENSE)                         (340,265)         (638,858)
                                                 ------------------------------

Loss before provision for income taxes             (1,254,402)       (1,319,077)

Provision for income taxes                                 --                --
                                                 ------------------------------

NET LOSS                                           (1,254,402)       (1,319,077)
                                                 ------------------------------

Amortization of beneficial conversion
     feature on Series A Preferred Stock              (35,294)               --
                                                 ------------------------------

Net loss available to common stockholders        $ (1,289,696)     $ (1,319,077)
                                                 ==============================

Net loss per share, basic and diluted            $      (0.02)     $      (0.03)
                                                 ==============================

Weighted average number of common shares
     outstanding - basic and diluted               74,192,936        51,480,641
                                                 ==============================

           CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.) AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                                                       Additional
                                          Series A Preferred Stock            Common Stock               Paid in
                                            Shares        Amount          Shares         Amount          Capital
                                        ------------   ------------   ------------    ------------    ------------
Balance, April 1, 2003                            --   $         --     43,000,000    $     43,000    $    563,000
Liabilities from Merger with
      Achievement Tec                             --             --     10,320,039          10,320      (2,073,587)
Beneficial conversion feature of
     convertible debentures                       --             --             --              --         800,000
Cancellation of shares on sale of
      subsidiaries                                --             --     (6,428,073)         (6,428)          6,428
Stock issued to consultants for
      services                                    --             --      7,500,000           7,500         367,500
Amortization of deferred services                 --             --
Stock issued to employees for
     services                                     --             --        550,000             550          26,950
Stock issued for related party debt               --             --     19,194,860          19,195         940,548
Net loss, 2004                                    --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004                           --             --     74,136,826          74,137         630,839
Amortization of deferred services                 --             --             --              --              --
Stock issued to consultant for
      services                                    --             --        160,000             160           7,840
Issuance of Series A preferred stock,
      net of transaction costs                 1,200              1             --              --       1,171,656
Amortization of Series A preferred
     stock beneficial conversion                  --             --             --              --          35,294
Net loss, 2005                                    --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005                        1,200   $          1     74,296,826    $     74,297    $  1,845,629
                                        ============   ============   ============    ============    ============

                                          Deferred      Accumulated
                                        Compensation      Deficit          Total
                                        ------------    ------------    ------------
Balance, April 1, 2003                  $         --    $ (1,771,584)   $ (1,165,584)
Liabilities from Merger with
      Achievement Tec                             --              --      (2,063,267)
Beneficial conversion feature of
     convertible debentures                       --              --         800,000
Cancellation of shares on sale of
      subsidiaries                                --              --              --
Stock issued to consultants for
      services                              (300,000)             --          75,000
Amortization of deferred services            111,458                         111,458
Stock issued to employees for
     services                                                                 27,500
Stock issued for related party debt               --                         959,743
Net loss, 2004                                    --      (1,319,077)     (1,319,077)
                                        ------------    ------------    ------------

Balance, March 31, 2004                     (188,542)     (3,090,661)     (2,574,227)
Amortization of deferred services            188,542              --         188,542
Stock issued to consultant for
      services                                    --              --           8,000
Issuance of Series A preferred stock,
      net of transaction costs                    --              --       1,171,657
Amortization of Series A preferred
     stock beneficial conversion                  --         (35,294)             --
Net loss, 2005                                    --      (1,254,402)     (1,254,402)
                                        ------------    ------------    ------------

Balance, March 31, 2005                 $         --    $ (4,380,357)   $ (2,460,430)
                                        ============    ============    ============

           See accompanying notes to consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          AS OF MARCH 31, 2005 AND 2004

                                                                           2005             2004
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(1,254,402)     $(1,319,077)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         81,238           94,732
      Provision for bad debts                                               31,297           10,452
      Amortization of beneficial conversion debt discount
       expense                                                             383,333          416,667
      Stock issued for services                                              8,000          213,958
      Recognition of deferred compensation                                 188,542               --
      Gain on debt forgiveness                                            (250,000)              --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                 (204,856)         (78,840)
      Inventory                                                             (5,448)            (243)
      Prepaid expenses                                                     (10,276)          64,905
      Other assets                                                         (61,922)          (5,602)
   Increase (decrease) in:
      Accounts payable and other accrued expenses                            2,801           11,746
      Accrued interest                                                     228,644          156,540
      Customer deposits                                                     32,381           (7,544)
                                                                       ----------------------------
   Net cash used in operating activities                                  (830,668)        (442,306)
                                                                       ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                   (20,945)         (64,035)
   Acquisition of intangible asset                                         (75,000)              --
                                                                       ----------------------------
   Net cash used in investing activities                                   (95,945)         (64,035)
                                                                       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in due to related parties                                       (3,037)         (21,174)
   Net proceeds from issuance of convertible debentures                         --          650,500
   Net proceeds from issuance of preferred stock                         1,171,657               --
                                                                       ----------------------------
   Net cash provided by financing activities                             1,168,620          629,326
                                                                       ----------------------------

NET INCREASE IN CASH                                                       242,007          122,985
CASH AT BEGINNING OF YEAR                                                  130,902            7,917
                                                                       ----------------------------

CASH AT END OF YEAR                                                    $   372,909      $   130,902
                                                                       ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2005, the purchase price of a customer list acquired by the Company in the amount of $195,750 included a note payable of $120,750.

           See accompanying notes to consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          AS OF MARCH 31, 2005 AND 2004

In relation to the June 6, 2003 merger and recapitalization, no assets were carried over from the legal survivor and $345,318 of accounts payable and accrued expenses and $1,717,949 of convertible debentures of the legal acquirer were assumed.

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

           See accompanying notes to consolidated financial statements

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A) ORGANIZATION AND RECENT COMPANY HISTORY

          Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.), through its wholly-owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4, 2000), provides a low cost and highly efficient means of servicing the heating oil market through an Internet based approach. Clickable Enterprises, Inc. and ClickableOil.com, (collectively, the "Company") streamline the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver the heating oil to its customers.

          On June 6, 2003, Achievement Tec Holdings, Inc., a publicly traded Delaware corporation, (incorporated on April 26, 2000) entered into an Agreement and Plan of Merger with ClickableOil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Achievement Tec Holdings, Inc., that was incorporated for the sole purpose of acquiring ClickableOil.com. Under the terms of the agreement, Clickable Oil Acquisition Corp. acquired 100 percent of the common stock of ClickableOil.com in exchange for the issuance of 43 million shares of Achievement Tec Holding, Inc.'s common stock to the holders of ClickableOil.com. At the time of the merger agreement there were 10,320,039 shares of Achievement Tec Holdings, Inc. outstanding (See
          Note 7 (A)).

          On June 6, 2003, Achievement Tec Holdings Inc. also executed a Purchase and Sale Agreement with former directors and officers providing for the sale to them of 100% of the stock in Achievement Tec, Inc. and Career Direction, Inc., at the time wholly-owned subsidiaries of Achievement Tec Holdings, Inc., in exchange for the 6,428,073 shares of Achievement Tec Holdings, Inc. common stock that they collectively owned. These shares were subsequently retired (See
          Note 7(B)). In December 2003, an amendment to the certificate of incorporation of Achievement Tec Holdings, Inc. changed its name from Achievement Tec Holdings, Inc. to Clickable Enterprises, Inc. ClickableOil.com survives as a wholly-owned subsidiary of Clickable Enterprises, Inc., engaged in the business of selling heating oil and related services.

          Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. ClickableOil.com is the accounting acquirer. As a result, the exchange was treated as a recapitalization and Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc., the legal acquirer) adopted the March 31 fiscal year end of ClickableOil.com. Accordingly, the accompanying consolidated financial statements include the following:

          1.The consolidated balance sheets as of March 31, 2005 and 2004 consist of the net assets of ClickableOil.com at historical cost and the net assets of the legal acquirer at historical cost from the date of acquisition.

          2. The consolidated statements of operations include the operations of the accounting acquirer for the years presented and the operations of the legal acquirer from the date of the merger.

          (B) REVENUE RECOGNITION

          The Company recognizes revenue at the time heating oil is delivered to customers.

          (C) CONCENTRATIONS OF CREDIT RISK FROM DEPOSITS IN EXCESS OF INSURED LIMITS

          The Company's cash balances on deposit with two banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000 per banking institution. The Company is exposed to risk for the amounts of funds held in one bank in excess of the insurance limit by approximately $195,000. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

          (D) INVENTORY

          Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

          (E) PROPERTY AND EQUIPMENT

          Property and Equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended March 31, 2005 and 2004.

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

          The Company recorded no current or deferred income tax expense (benefit) for the years ended March 31, 2005 and 2004. As set forth below, the deferred tax asset of approximately $2,706,000 arising from the Company's ability to carry forward its net operating losses of approximately $7,959,000 to future years expiring at various dates through 2025 has been fully offset by a valuation allowance because the future utilization of the deferred tax asset is uncertain:

                                        DEFERRED TAX      VALUATION       DEFERRED TAX
                                        ASSET, GROSS      ALLOWANCE        ASSET, NET
                                        ------------     ------------     ------------
            Balance, March 31, 2004     $  2,280,000     $  2,280,000     $         --
            Increase during year             426,000          426,000               --
                                        ------------     ------------     ------------
            Balance, March 31, 2005     $  2,706,000     $  2,706,000     $         --
                                        ============     ============     ============

          The net operating loss carryforward may be restricted in future years under Section 382 of the Internal Revenue Code.

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

          (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and other accrued expenses, note payable and related party payables, approximate fair value due to the short-term maturities of these instruments. The carrying value of the convertible debentures approximates the fair value based on the effective interest rates compared to current market rates. Long-term debt consisting of convertible debentures approximate fair value based upon debt terms for entities under similar terms.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

          (I) ADVERTISING COSTS

          Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2005 and 2004 were $67,042 and $109,445, respectively.

          (J) LOSS PER SHARE

          Basic and diluted net loss per common share for the years ended March 31, 2005 and 2004 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods. Based on the closing market price of the Company's common on March 31, 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 16,786,327 and 4,705,882, respectively. In addition to the effect of the assumed conversions, 4,000,000 stock purchase warrants were exercisable at March 31, 2005, and also not included in the weighted average number of common shares outstanding.

          (K) RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs". This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of fiscal 2006. The Company is primarily a service provider and as such the adoption of SFAS No. 151 is not expected to have significant effect on the Company's financial statements.

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its quarter ending June 30, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact, if any, that it will have on its financial statement presentation or disclosures.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

          (L) STOCK BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) per share on the notes to the consolidated financial statements. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," (SFAS 148), amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure requirements of SFAS no. 148. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. There were no stock options outstanding during the periods presented. Accordingly, pro forma amounts as to net income (loss) and net income
          (loss) per share have not been presented.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

          (M) SEGMENT INFORMATION

          The Company's business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable as of March 31, 2005 and 2004 consisted of the following:

                                                        2005           2004
                                                     ---------      ---------
            Accounts receivable-trade                $ 320,237      $ 152,707
            Less allowance for doubtful accounts        (8,379)       (14,408)
                                                     ---------      ---------
                                                     $ 311,858      $ 138,299
                                                     =========      =========

          For the years ended March 31, 2005 and 2004, the Company recorded bad debt expense of $31,297 and $10,452, respectively.

NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment as of March 31, 2005 and 2004 consisted of the following:

                                                       2005           2004
                                                     --------       --------

            Office equipment                         $  9,422       $  9,358
            Computer equipment and software            84,472         63,592
                                                     --------       --------
                                                       93,894         72,950
            Less: accumulated depreciation            (29,333)       (14,370)
                                                     --------       --------

                                                     $ 64,561       $ 58,580
                                                     ========       ========

          Total depreciation expense for the years ended March 31, 2005 and 2004 was $14,963 and $8,222, respectively.

NOTE 4    DEBT FINANCING COSTS

          Debt financing costs, which relate to the $800,000 of convertible debentures (See Note 6), as of March 31, 2005 and 2004 consisted of the following:

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

                                                   2005            2004
                                                ---------       ---------

            Debt financing costs                $ 149,500       $ 149,500
            Less: accumulated amortization       (149,500)        (86,510)
                                                ---------       ---------

                                                $      --       $  62,990
                                                =========       =========

          Total amortization expense for the years ended March 31, 2005 and 2004 was $62,990 and $86,510, respectively.

NOTE 5    INTANGIBLE ASSET

          The Company entered into an Agreement of Sale dated February 10, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price consists of a $75,000 payment at closing and a promissory note for a contingent payment due January 10, 2006. The contingent payment, estimated at $120,750, will be based on a formula utilizing the gross profit realized on heating oil sold to the purchased customers in the 12-month period ending January 10, 2006. At March 31, 2005, the intangible asset consisted of the following:

            Customer list                                         $ 195,750
            Less: accumulated amortization                           (3,285)
                                                                  ---------
                                                                  $ 192,465
                                                                  =========

          The purchase price of $195,750 is being amortized over an eight year period. Total amortization expense for the year ended March 31, 2005 was $3,285. Remaining amortization of the purchase price will be expensed as follows:

           YEARS ENDING MARCH 31,                                   AMOUNT
            2006                                                   $ 24,469
            2007                                                     24,469
            2008                                                     24,469
            2009                                                     24,469
            2010                                                     24,469
            Thereafter                                               70,120
                                                                   --------
                                                                   $192,465
                                                                   ========

          The following pro forma information is based on the assumption that the acquisition took place as of April 1, 2003. The pro forma results are not necessarily indicative of what actually might have occurred had the acquisition been in effect for the periods presented.

                                                        2005          2004
                                                    -----------   -----------
                                                    (unaudited)   (unaudited)

            Total Fuel Sales                        $ 2,783,466   $ 2,212,565

            Net Loss                                $(1,230,590)  $(1,261,358)
                                                    ===========   ===========

            Net loss per share, basic and diluted   $     (0.02)  $     (0.02)
                                                    ===========   ===========

NOTE 6    CONVERTIBLE DEBENTURES

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

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

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

          During fiscal 2002, the Company issued 416,666 shares of its common stock to an affiliate of AJW Partners, LLC and New Millennium Capital Partners II, LLC to settle $25,000 of the convertible debentures.

          The balance of the aforementioned convertible debentures that were originally issued by Achievement Tec Holdings, Inc. prior to the merger and recapitalization, were assumed by the Company as part of the ClickableOil.com merger.

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

          Also on June 6, 2003 and coincident with the ClickableOil.com merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for $800,000 of 10% one-year secured convertible debentures and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date was the lesser of $.05 and 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

          On June 6, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 occurring at the time the Company became current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 stock purchase warrants on the above closing. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures maturing on November 3, 2004 and issued an additional 1,500,000 stock purchase warrants subsequent to becoming current in all of its SEC filings. On January 16, 2004, the Company closed on the final $200,000 of the convertible debentures maturing on January 16, 2005 and issued an additional 1,000,000 stock purchase warrants subsequent to filing the aforementioned registration statement.

          See Note 1(J) for the potentially dilutive effect of the convertible debentures and the stock purchase warrants.

          Prior to a restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,017,949 before discount) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

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

          As of March 31, 2005, the Company owed, in the aggregate, $2,517,949 on all of the long-term convertible debentures, and $437,382 of related accrued interest, which is included in current liabilities.

          The warrants have a fair value of zero as calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 4.5% and expected life of five years. As of March 31, 2005, no warrants have been exercised.

          The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company's common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000 through March 31, 2004, was recorded as a discount on the debt and as a component of additional paid-in capital and was accreted over 12-month periods as interest expense in accordance with EITF 00-27. For the years ended March 31, 2005 and 2004, the Company accreted $383,333 and $416,667, respectively, of debt discount as interest expense.

NOTE 7    STOCKHOLDERS' DEFICIENCY

          (A) STOCK ISSUED IN MERGER AND RECAPITALIZATION

          In June 2003, the Company issued 43,000,000 shares of restricted common stock to the former shareholders of ClickableOil.com, Inc. pursuant to the terms of the June 6, 2003 merger transaction. As part of the merger transaction, the Company's common stock changed from no par value to .001 par value. The accompanying consolidated financial statements have been retroactively restated to reflect the change in par value. As part of the merger agreement, no assets, but certain obligations of Achievement Tec, Inc. and Career Direction, Inc. in the amount of $2,063,267, were retained by the accounting acquirer.

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

          (C) STOCK INCENTIVE PLAN

          On February 4, 2004, the Company filed an S-8 Registration Statement to register 10,000,000 shares of common stock at a proposed maximum offering price of $.05 per share under the Company's 2004 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash. An aggregate of 160,000 and 6,000,000 common shares were issued pursuant to the Plan during the years ended March 31, 2005 and 2004, respectively.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

          (D) STOCK ISSUED FOR SERVICES

          On July 2, 2003, the Company issued 750,000 shares each (1,500,000 shares in the aggregate) to two consultants, having a value of $37,500 each ($75,000 in the aggregate), for professional services rendered. These shares have been valued at $.05 per share based on the current market value and expensed during the year ended March 31, 2004. On February 9, 2004, the Company's Board of Directors approved the issuance of 2,250,000 and 3,750,000 shares, respectively, (6,000,000 shares in the aggregate, issued under the 2004 Stock Incentive Plan (See Note 7(C) above)) having a value of $112,500 and $187,500 ($300,000 in the aggregate) to two consultants, respectively, for professional services to be rendered. These shares were issued on February 20, 2004 and have been valued at $.05 per share based on the current market value. The value of these shares had been initially recorded as deferred compensation in stockholders' deficiency and were being expensed as service was performed. For the years ended March 31, 2005 and 2004, the Company recorded consulting expense of $188,542 and $111,458, respectively, to amortize such deferred compensation.

          On November 1, 2004, the Company entered into a financial services agreement with an unrelated third party to perform investor relations services. The initial term of the agreement was for a period of three months automatic extensions for successive one month terms unless cancelled by either party. Payment for services rendered shall be $4,000 per month plus an equity component of 160,000 restricted shares of common stock issued on November 24, 2004. These shares have been valued at $.05 per share based on the current market value. For the year ended March 31, 2005, the Company recorded consulting expense of $8,000 for the equity component.

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

          (G) PREFERRED STOCK ISSUED FOR ADDITIONAL FINANCING FROM RELATED PARTY

          Contemporaneously with the restructuring of the convertible debentures described in Note 6, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders' deficiency at March 31, 2005; accordingly it did not have legally available funds available to declare and pay a dividend. As of March 31, 2005, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $36,000. Other provisions include:

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

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

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

            5. Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice. See Note 1(J) for the potentially dilutive effect of the Series A Preferred Stock. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the year ended March 31, 2005, amortization of $35,294 was charged to accumulated deficit.

            6. So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

NOTE 8    RELATED PARTY TRANSACTIONS

          During the fiscal years ended March 31, 2005 and 2004, the Company purchased heating oil for resale from NRG Heat & Power, Inc. ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, in the aggregate amount of $549,701 and $295,983, respectively, or approximately 26% and 25%, respectively, of total heating oil purchased.

          During the fiscal years ended March 31, 2005 and 2004, the Company had fuel sales of $60,172 and $13,867, respectively, to NRG and Flaw.

          As of March 31, 2005 and 2004, the aggregate amounts due to these two suppliers were $14,711 and $17,748, respectively, and are included in due to related parties.

          During the year ended March 31, 2004, the Company issued stock in full satisfaction of the notes payable due to related parties in the amount of $959,743 (See Note 7(F)).

          As of March 31, 2005 and 2004, accrued interest due to related parties was $ 0 and $51,021, respectively, and is included in accounts payable and other accrued expenses.

          For related party stock transactions, see Notes 7(F) and 7(G).

NOTE 9    COMMITMENTS AND CONTINGENCIES

          (A) SALES COMMITMENTS

          As of March 31, 2005 and 2004, the Company had an aggregate obligation to deliver approximately 240,000 gallons and 340,000 gallons, respectively, of heating oil to customers at varying prices under fixed price contracts.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

          (B) FORWARD PURCHASE COMMITMENT

          As of March 31, 2005 and 2004, the Company had entered into futures contracts with an unrelated supplier to purchase, in aggregate, approximately 252,000 gallons and 84,000 gallons, respectively, of heating oil for delivery in the winter season of the next fiscal year. The heating oil to be purchased will be provided to customers under existing sales commitments (estimate based on number of customers) whereby the customers have agreed to purchase all of their heating oil from the Company. The amounts due under these contracts as of March 31, 2005 and 2004 total approximately $378,000 and $80,000, respectively, and are payable as deliveries are received by the Company. The contracts specify that the Company is to be billed for each delivery and the credit terms call for electronic transfer of funds within 10 days. If the Company fails to perform, they shall be in default and held liable for damages.

          During the fiscal year ended March 31, 2005, the Company liquidated its hedging positions in place at March 31, 2004, to make additional funds available to meet current operating cash needs early in the current fiscal year. The gain of $12,453 realized on this liquidation transaction is included in other income.

          (C) AGREEMENT OF SALE

          The Company entered into an Agreement of Sale dated February 10, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price consists of a $75,000 payment at closing and a promissory note for a contingent payment due January 10, 2006. The contingent payment, estimated at $120,750, will be based on a formula utilizing the gross profit realized on heating oil sold to the purchased customers in the 12-month period ending January 10, 2006.

          (D) LEASE AGREEMENT

          On April 1, 2003, the Company entered into a lease agreement with an unrelated third party for its administrative offices. The term of the lease was for twenty four months commencing on June 1, 2003. The monthly rent was $1,260 through December 31, 2003. As of January 1, 2004, the monthly rent increased to $1,470. Future minimum lease payments of $2,940 remained under the term of the lease at March 31, 2005. Following the lease expiration on June 1, 2005, the Company began paying rent on a month-to-month basis and commenced negotiations for a new lease.

          (E) CONTINGENT NOTE PAYABLE

          As described in Note 5, the Company is obligated to make a payment, estimated at $120,750, under a promissory note arising from as asset purchase. The payment will be based on a formula utilizing the gross profit realized on heating oil sold to purchased customers in the 12-month period ending January 10, 2006.

NOTE 10   GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,254,402 and a negative cash flow from operations of $830,668 for the year ended March 31, 2005 and a working capital deficiency of $268,768 and a stockholders' deficiency of $2,460,431 at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

      CLICKABLE ENTERPRISES, INC. (FORMERLY ACHIEVEMENT TEC HOLDINGS, INC.)
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

NOTE 11   SUBSEQUENT EVENTS

          On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures and
          9,000,000 stock purchase warrants expiring June 30, 2010. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 60% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $.15 per share.

          Also on June 30, 2005, the Company closed on $650,000 of the $900,000 convertible debentures. The Company issued 6,500,000 stock purchase warrants in connection with the closing. The Company is required to file a registration statement registering sufficient underlying shares to be reserved for issuance upon conversion of the convertible debentures and exercise of the stock purchase warrants within 60 days of the above closing. An additional closing of $250,000 of convertible debentures will occur at the time such registration statement is declared effective.