Form 10QSB
period 2005-06-30
CLICKABLE ENTERPRISES INC
filed 2005-08-24
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005

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


                                 (914) 699-5190
                           (Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days (mark one):

                                 YES |X|  NO |_|

As of August 2, 2005, there were 77,296,826 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant's Series A Preferred Stock, par value $.001 per share, issued and outstanding.

Transmittal small business disclosure format (mark one): YES |_| NO |X|

                          PART I-FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets as of June 30, 2005
            (Unaudited) and March 31, 2005                                  1

          Condensed Consolidated Statements of Operations for the
            three months ended June 30, 2005 and 2004 (Unaudited)           2

          Condensed Consolidated Statements of Cash Flows for the
            three months ended June 30, 2005 and 2004 (Unaudited)           3

          Condensed Consolidated Statement of Changes in
            Stockholders' Deficiency for the three months ended
            June 30, 2005 (Unaudited)                                       4

          Notes to Condensed Consolidated Financial Statements
            as of June 30, 2005 (Unaudited)                                 5-7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         8

ITEM 3.   CONTROLS AND PROCEDURES                                           14

                            PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 16

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.   OTHER INFORMATION                                                 16

ITEM 6.   EXHIBITS                                                          16

In this report, the terms the "Company", "we", "our" and "us" refer to Clickable Enterprises, Inc. and unless the context otherwise requires, the Company's wholly-owned subsidiary, ClickableOil.com, Inc. ("ClickableOil.com").

FORWARD-LOOKING INFORMATION

Certain matters in this Form 10-QSB, including, without limitation, certain matters discussed under Part I -- Item 2. Management's Discussion and Analysis or Plan of Operation constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," "will," "continue," "seeks," "goal" and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Clickable Enterprises, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Part I - Item 2. Management's Discussion and Analysis or Plan of Operation and under the caption "Risk Factors" included therein. Clickable Enterprises, Inc. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30, 2005          March 31, 2005
                                                                (Unaudited)
                                                          ------------------------ ----------------------
ASSETS
Current Assets
   Cash                                                             $     583,553           $    372,909
   Accounts receivable, net of allowance for
     doubtful accounts of $37,152 and
     $8,379, respectively                                                  97,971                311,858
   Inventory                                                                5,001                 16,592
   Prepaid expenses                                                        20,144                 23,276
   Debt financing costs, net of accumulated
     amortization of $0                                                    75,000                     --
                                                          -----------------------------------------------
Total Current Assets                                                      781,669                724,635
Property and equipment, net                                                64,479                 64,561
Intangible asset, net of accumulated
  amortization of $9,533 and $3,285                                       216,217                192,465
Deposit on intangible asset                                                24,036                     --
Other assets                                                               68,959                 69,260
                                                          -----------------------------------------------
TOTAL ASSETS                                                       $    1,155,360          $   1,050,921
                                                          ===============================================

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Accounts payable and other accrued expenses                      $     134,754           $    375,556
   Note payable                                                           120,750                120,750
   Due to related parties                                                     666                 14,711
   Customer deposits                                                       54,300                 45,003
   Accrued interest                                                       487,119                437,382
                                                          -----------------------------------------------
Total Current Liabilities                                                 797,589                993,402
Long Term Liabilities
Convertible debentures, net of discount of
  $650,000 and $0                                                       2,461,649              2,517,949
                                                          -----------------------------------------------
TOTAL LIABILITIES                                                       3,259,238              3,511,351
                                                          -----------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Series A 6% cumulative preferred stock,
     $.001 par value, 1,200 shares authorized,
     issued and outstanding                                                     1                      1
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     77,296,826 and 74,296,826 shares issued
     and outstanding, respectively                                         77,297                 74,297
   Additional paid-in capital                                           2,523,243              1,845,629
   Accumulated deficit                                                 (4,704,419)            (4,380,357)
                                                          -----------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (2,103,878)            (2,460,430)
                                                          -----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    1,155,360          $   1,050,921
                                                          ===============================================

      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For The Three Months Ended
                                                                         June 30,
                                                                 2005                2004
                                                          ----------------------------------------
NET FUEL SALES (including related party sales                   $    406,886         $    231,095
      of $4,637 and $100, respectively)
COST OF SALES                                                        390,712              206,622
                                                          ----------------------------------------
GROSS PROFIT                                                          16,174               24,473
                                                          ----------------------------------------

OPERATING EXPENSES
       Selling, general and administrative                           265,289              185,515
       Depreciation and amortization                                  10,500               34,434
                                                          ----------------------------------------
TOTAL OPERATING EXPENSES                                             275,789              219,949
                                                          ----------------------------------------

LOSS FROM OPERATIONS                                               (259,615)            (195,476)
                                                          ----------------------------------------
OTHER INCOME (EXPENSE)
       Other income                                                    3,174                   21
       Interest expense                                             (49,974)            (238,631)
                                                          ----------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                        (46,800)            (238,610)
                                                          ----------------------------------------

Loss before provision for income taxes                             (306,415)            (434,086)

Provision for income taxes                                               --                   --
                                                          ----------------------------------------

NET LOSS                                                           (306,415)            (434,086)

Amortization of beneficial conversion
       feature of Series A preferred stock                          (17,647)                    -
                                                          ----------------------------------------

Net loss available to common stockholders                       $  (324,062)         $  (434,086)
                                                          ========================================

Net loss per share, basic and diluted                           $     (0.00)         $     (0.01)
                                                          ========================================

Weighted average number of common shares
       outstanding - basic and diluted                            74,912,211           74,136,826
                                                          ========================================

      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For The Three Months Ended
                                                                                   June 30,
                                                                         2005                    2004
                                                                ----------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                        $      (306,415)        $      (434,086)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
            Depreciation and amortization                                       10,500                  34,435
            Provision for bad debts                                             25,412                  33,621
            Beneficial conversion expense                                           --                 175,000
            Recognition of deferred compensation                                    --                  59,375
       Changes in operating assets and liabilities:
       (Increase) decrease in:
            Accounts receivable                                                164,439                  81,676
            Inventory                                                           11,591                  11,143
            Prepaid expenses                                                     3,132                   1,644
            Other assets                                                           301                   5,629
       Increase (decrease) in:
            Accounts payable and other accrued expenses                       (270,802)               (214,132)
            Accrued interest                                                    49,737                  73,600
            Customer deposits                                                    9,297                  (4,540)
                                                                ----------------------- -----------------------
       Net cash used in operating activities                                  (302,808)               (176,635)
                                                                ----------------------- -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                                    (4,170)                 (1,995)
                                                                ----------------------- -----------------------
       Net cash used in investing activities                                    (4,170)                 (1,995)
                                                                ----------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       (Decrease) increase in due to related parties                           (14,045)                 69,442
       Payments of financing costs                                             (75,000)                     --
       Proceeds from issuance of convertible debentures                        606,667                      --
                                                                ----------------------- -----------------------
       Net cash provided by financing activities                               517,622                  69,442
                                                                ----------------------- -----------------------

NET INCREASE (DECREASE) IN CASH                                                210,644                (109,188)
   CASH AT BEGINNING OF PERIOD                                                 372,909                 130,903
                                                                ----------------------- -----------------------

   CASH AT END OF PERIOD                                               $       583,553         $        21,715
                                                                ======================= =======================

       SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTINGAND FINANCING ACTIVITIES:

       During the three months ended June 30, 2005, convertible debentures in the principal amount of $56,300 were converted into 3,000,000 shares of common stock.

       During the three months ended June 30, 2005, stock purchase warrants exercisable for 6,500,000 shares of common stock were issued in connection with a closing on $650,000 of convertible debentures, resulting in an aggregate discount on the convertible debentures of $606,667, with a corresponding increase in additional paid-in capital.

       During the three months ended June 30, 2005, a supply agreement, recorded as an intangible asset, was purchased for $30,000, with a corresponding increase in accounts payable.

       During the three months ended June 30, 2005, in connection with the pending acquisition of a business, the entire $24,036 balance of accounts receivable from the seller was reclassified from accounts receivable to deposit on intangible asset.

      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                 Series A Preferred                                 Additional
                                      Stock                   Common Stock           Paid-In        Accumulated
                                Shares      Amount         Shares      Amount        Capital          Deficit         Total Amount
                                ----------------------   -----------------------  --------------   --------------   ----------------
Balance at April 1, 2005          1,200        $    1    74,296,826   $  74,297     $ 1,845,629    $  (4,380,357)    $  (2,460,430)

Conversion of convertible
  debentures                         --            --     3,000,000       3,000          53,300               --            56,300

Beneficial conversion
   feature of convertible
   debentures                        --            --            --          --          21,667               --            21,667

Warrants issued with
   convertible debentures            --            --            --          --         585,000               --           585,000

Amortization of Series A
   preferred stock
   beneficial conversion             --            --            --          --          17,647          (17,647)               --

Net loss for the period              --            --            --          --              --         (306,415)         (306,415)
                                ----------------------   -----------------------  --------------   --------------   ---------------

Balance at June 30, 2005          1,200        $    1    77,296,826   $  77,297     $ 2,523,243    $  (4,704,419)      $(2,103,878)
                                ======================   =======================  ==============   ==============   ===============

      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION AND RECENT COMPANY HISTORY

Clickable Enterprises, Inc., through its wholly-owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4, 2000), provides a low cost and highly efficient means of servicing the heating oil market through an Internet-based approach. Clickable Enterprises, Inc. and ClickableOil.com, Inc. (collectively, the "Company") streamline the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver heating oil to its customers.

(B) PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Clickable Enterprises, Inc. and its wholly-owned subsidiary ClickableOil.com, Inc. (collectively, the "Company").

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

(D) LOSS PER SHARE

Basic and diluted net loss per common share for the three months ended June 30, 2005 and 2004 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. The Company's common stock was not listed and trading on June 30, 2004; however, based on the closing market price of the Company's common stock on June 30, 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 67,991,459 and 15,686,275, respectively. Additionally, 10,500,000 and 4,500,000 stock purchase warrants were exercisable at June 30, 2005 and June 30, 2004, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2005 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2005. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2 RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005, the Company's liability to related parties for oil purchases and non-interest bearing cash advances from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, was $666 and was included in due to related parties in current liabilities. As of June 30, 2005, accrued interest due to related parties was $ 0.

During the three months ended June 30, 2005 and 2004, the Company purchased oil for resale from NRG and Flaw in the amount of $147,312 and $73,994, respectively, or 39.6% and 40.1%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $4,637 and $100, respectively.

NOTE 3 CONVERTIBLE DEBENTURES

On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year (due June 30, 2008) secured convertible debentures and for stock purchase warrants exercisable for 9,000,000 shares of common stock expiring June 30, 2010. The debentures are convertible, at the holder's option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 60% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $0.15 per share.

Also on June 30, 2005, the Company closed on $650,000 of the $900,000 of convertible debentures contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 6,500,000 shares of common stock in connection therewith. The Company is required to file a registration statement within 60 days of the June 30, 2005 closing registering sufficient underlying shares to be reserved for issuance upon conversion of the convertible debentures and exercise of the stock purchase warrants. The Company anticipates that a closing of $250,000 of the remaining convertible debentures will occur at the time such registration statement is declared effective.

In connection with the aforementioned issuance of $650,000 of convertible debentures, of which the Company received net proceeds of $606,667, the Company granted a first priority security interest in all assets of the Company. The issuance resulted in a beneficial conversion feature in the amount of $21,667, (since it is limited to the amount received net of a discount of $43,333 and warrants having a fair market value of $585,000), which is treated as a discount on the debenture. The entire beneficial conversion expense of $21,667 has been deferred as of June 30, 2005. In addition, the debenture holders withheld $43,333 as prepaid interest (through February 28, 2006), which is treated as a discount on the debentures. Additionally, the Company issued warrants to purchase 6,500,000 shares of common stock having a fair value of $585,000, which is being treated as a discount on the debenture. Debt discount aggregating $650,000 will be accreted over the 36-month term of the debentures commencing July 1, 2005 as interest expense in accordance with EITF 00-27: Application of Issue No. 98-5. "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." Debt discount associated with prior issuances of convertible debentures has been accreted as interest expense in full prior to March 31, 2005.

As of June 30, 2005, interest of $487,119 has accrued on all of the convertible debentures and is included in current liabilities.

During the three months ended June 30, 2005, convertible debentures in the principal amount of $56,300 were converted into 3,000,000 shares of common stock at the election of the holder.

On May 13, 2005, the Company entered into a financial services agreement with an unrelated third party to perform financial advisory services, principally in connection with the $650,000 convertible debenture closing on June 30, 2005. The term of the agreement shall be for a period of three months and shall automatically extend for successive one-month terms. Payments for services in the three months ended amounted to $40,000, of which $25,000 was a success fee paid upon the aforementioned convertible debenture closing.

NOTE 4 COMMITMENTS AND CONTINGENCIES

SALES COMMITMENTS

At June 30, 2005, the Company has an aggregate obligation to deliver at varying prices approximately 500,000 gallons of heating oil to customers under fixed price contracts.

PURCHASE COMMITMENTS

At June 30, 2005, the Company has an aggregate obligation to purchase approximatately 462,000 gallons of heating oil at varying prices under fixed price contracts.

NOTE 5 GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $306,415 and a negative cash flow from operations of $302,808 for the three months ended June 30, 2005, as well as working capital deficiency of $15,920 and a stockholders' deficiency of $2,103,878 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors' businesses.

NOTE 6 SUBSEQUENT EVENTS

On July 15, 2005, Clickable Enterprises, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Purchase Agreement") with Allamuchy Transport, Inc. for the Company's purchase of certain assets relating to Allamuchy's home heating oil distribution business. Under the Purchase Agreement, the Company will buy the customer lists and related customer information of Allamuchy's home heating oil business, and certain other intangible assets. The purchase price will consist of a fixed price of $156,000 payable at closing (less $24,036, which is shown as a deposit on intangible asset on the accompanying balance sheet), and a potential additional amount payable on the first anniversary of closing based on the amount by which a specified portion of the Company's revenues derived from Allamuchy customers exceeds the fixed price. Closing under the Purchase Agreement is contingent on the fulfillment of customary representations, warranties, agreements and conditions.

Allamuchy currently also distributes diesel fuel and will retain that business. In addition, at closing the Company and Allamuchy will enter into a separate agreement for Allamuchy to provide oil delivery services as the Company's subcontractor within Allamuchy's former market area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute
"forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2005.

FINANCIAL CONDITION

We had net losses of $306,415 and $434,086 during the three months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had a cash balance of $583,553 and current liabilities of $797,589 with obligations aggregating $134,754 for trade creditors and accrued expenses, $487,119 in interest payable $120,750 in a note payable and $666 to related parties, as well as total long-term obligations in the principal amount of $3,111,649 to convertible debenture holders. As described in Note 3, on June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures, and closed on the sale of $650,000 of convertible debentures on that date. We believe that the proceeds from the sale of the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2005 and 2004, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding, as well as attracting additional customers as described above, will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005, the Company's liability to related parties for oil purchases and non-interest bearing cash advances from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, was $666 and was included in due to related parties in current liabilities. As of June 30, 2005, accrued interest due to related parties was $ 0.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

OVERALL RESULTS OF OPERATIONS

For the three months ended June 30, 2005, we incurred a net loss of $306,415, or $(.00) per share, which was a decrease of $127,671 from the net loss of $434,086 or $(.01) per share for the comparable prior year period. The net loss for the three months ended June 30, 2004 included non-cash charges of $175,000 for debt discount amortization expense and $59,375 for amortization of deferred compensation. The decrease in net loss is primarily attributable to the decrease in these expenses, partially offset by an increase in selling, general and administrative expenses.

SALES

Total net sales for the three months ended June 30, 2005 were $406,886 compared to $231,095 for the three months ended June 30, 2004. The increase of $175,791, or 76.1%, can be attributed principally to a substantial increase in the average selling price per gallon of heating oil to $1.76 from $1.23, or 43.1%, caused by world market conditions, and a 22.5% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through an acquisition in January 2005 and through marketing activities.

GROSS PROFIT

Gross profit decreased to $16,174 for the three months ended June 30, 2005 compared to $24,473 for the three months ended June 30, 2004, or $8,299, with gross margin decreasing to 4.0% from 10.6% for the period. These decreases are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past 18 months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

OPERATING EXPENSES

Total operating expenses increased to $275,789 for the three months ended June 30, 2005, from $219,949 for the three months ended June 30, 2004, due principally to increases in employee compensation of $61,849, insurance of $8,610 and advertising of $5,138 offset by a decrease in depreciation and amortization of $23,934 due to the amortization of deferred financing costs in the amount of $31,021 in the earlier period compared to $0 in the current period.

OTHER INCOME (EXPENSE)

Interest expense decreased to $49,974 from $238,631 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, or $188,657, due principally to a decrease in the debt discount expense to $0 from $175,000, as well as a decrease in the interest rate on convertible debentures to 8% from 10% that was an element of a debt restructuring on October 15, 2004.

SEASONALITY

Profitability is negatively affected by the seasonality of our business whereby the first two quarters of our fiscal year are traditionally the slowest quarters for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States. Demand increases substantially in the third quarter and peaks in the fourth quarter of each fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had a cash balance of $583,553 and a negative cash flow from operations of $302,808 for the period then ended. Since inception through the period ended June 30, 2005, we have financed our operations through loans from related parties and through private placements of both debt and equity. On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures and closed on the sale of $650,000, before expenses, of convertible debentures on that date. We do not have any available lines of credit and must file and have a registration statement declared effective before effecting the sale of the remaining $250,000 of convertible debentures under the Securities Purchase Agreement. We believe that the June 30, 2005 proceeds from the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of June 30, 2005, dividend arrearage on the Series A Preferred Stock aggregated approximately $53,000. The Company had a stockholders' deficiency at June 30, 2005; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

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

     o Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the three-month period ended June 30, 2005, amortization of $17,647 was charged to accumulated deficit.

     o So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

The notes to our condensed consolidated financial statements as of June 30, 2005 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $4,704,419. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of June 30, 2005, we had $797,589 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $3,909,238 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                               MORE THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR OR LESS     YEAR
-----------------------------    -----------   --------------  -----------
Convertible Debentures           $ 3,111,649     $    --       $ 3,111,649
Accounts Payable and Accrued
  Expenses                           134,754         134,754          --
Note Payable (a)                     120,750         120,750
Accrued Interest                     487,119         487,119          --
Other                                 54,966          54,966          --
                                 -----------     -----------   -----------
Total Contractual Obligations    $ 3,909,238     $   797,589   $ 3,111,649
                                 ===========     ===========   ===========

(a) During the year ended March 31, 2005, the purchase price of a customer list acquired by the Company included a contingent note payable in the amount of $120,750.

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

Below is a discussion of our sources and uses of funds for the three months ended June 30, 2005 and 2004.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $302,808 and $176,635 in the three months ended June 30, 2005 and 2004, respectively. The use of cash in operating activities for the three months ended June 30, 2005 was principally the result of a net loss of $306,415 and a seasonable decrease in accounts payable and accrued expenses of $270,802 following the end of the highest volume selling quarter, partially offset by a seasonable decrease in accounts receivable of $164,439, non-cash charges of $35,912 and an increase in accrued interest of $49,737. The use of cash in operating activities for the three months ended June 30, 2004 was principally the result of a net loss of $434,086 and a seasonable decrease in accounts payable and accrued expenses of $214,132, offset by non-cash charges of $302,431, a seasonable decrease in accounts receivable of $81,676 and an increase in accrued interest of $73,600.

NET CASH USED IN INVESTING ACTIVITIES

We used $4,170 and $1,995 during the three months ended June 30, 2005 and 2004, respectively, for the acquisition of property and equipment.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended June 30, 2005 amounted to $517,622, principally attributable to $606,667 of funds received from the issuance of convertible debentures, (net of prepaid interest withheld) offset by transaction costs of $75,000. Net cash provided by financing activities for the three months ended June 30, 2004 was $69,442 from the increase in amounts payable to related parties.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the three months ended June 30, 2005 and 2004, we had net losses of $306,415 and $434,086, respectively. For the fiscal years ended March 31, 2005 and 2004, we had net losses of $1,254,402 and $1,319,077, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE.

We had a working capital deficiency of $15,920 at June 30, 2005, primarily a result of the convertible debenture issuance on that date. Without that financing we would have had a working capital deficit of $547,587. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital position, without the financing that closed on June 30, 2005, was such that our current assets on June 30, 2005 would not have been sufficient to satisfy all of our current liabilities on that date.

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

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

With the exception of a remaining commitment for the purchase of an additional $250,000 of our convertible debentures, we currently have no other legally binding commitments with any third parties to obtain any amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

     o    we have no additional assets to pledge as security for a loan; and

     o    we maybe viewed as a high market risk.

As a result, we may not have adequate capital to implement future expansions, to maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our expansion and expenditures, which could harm our business and the value of our common stock.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $650,000 of convertible debentures on June 30, 2005, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued on June 30, 2005. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 2, 2005, we had 77,296,826 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 83,677,734 shares of common stock at current market prices, and outstanding warrants to purchase up to 10,500,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below the market price, as of August 2, 2005 of $0.07.

                                                                   Percentage of
Percentage Below                             Number of Shares       Outstanding
     Market            Price Per Share           Issuable              Shares
--------------------------------------------------------------------------------
      25%               $   0.0525             126,812,623               62%
      50%               $   0.0350             188,218,934               71%
      75%               $   0.0189             345,146,175               82%

The issuance of shares upon conversion of the convertible debentures and convertible preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders of such securities may ultimately convert and sell the full amount issuable on conversion. Although the holders of our convertible debentures, convertible preferred stock and warrants may not convert and/or exercise such securities if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders of our convertible debentures, convertible preferred stock and warrants could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of all holders of our common stock.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that are due and payable, with 8% interest, on October 15, 2007. On June 30, 2005, we closed on an additional $650,000 of convertible debentures that are due and payable, with 10% interest, on June 30, 2008. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock was only relisted by the NASD in March 2005, at which time trading resumed. In the foreseeable future our common stock is likely to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

     o a broker or dealer approve a customer's account for transactions in penny stocks;

     o the broker or dealer receive from the customer an agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

     o effective September 12, 2005, the broker or dealer wait for a period of not less than two business days after the broker or dealer sends such agreement before effecting a transaction in a penny stock by, for or with the account of the customer.

In order to approve a customer's account for transactions in penny stocks, the broker or dealer must

     o obtain financial information and investment experience objectives of the customer;

     o make a reasonable determination that the transactions in penny stocks are suitable for that customer and the customer has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks,

     o provide a written statement to the customer which sets forth the basis on which the broker or dealer made the suitability determination, and

     o receive the a signed, written agreement from the customer prior to the transaction.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosures must include the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Effective September 12, 2005, the broker or dealer must obtain from a customer a signed and dated acknowledgment of the customer's receipt of the disclosure schedule before the broker or dealer may effect a transaction in a penny stock for such customer.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) CHANGES IN INTERNAL CONTROLS

During the three months ended June 30, 2005, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The information required by Item 701 of Regulation S-B regarding our entering into a Securities Purchase Agreement for the private placement of $900,000 of convertible debentures and warrants to purchase shares of common stock on June 30, 2005 and our closing on that date on the sale of $650,000 of such convertible debentures and warrants to purchase 6,500,000 shares of common stock is incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.   Description(1)
-----------   --------------
3(i)(a)       Articles of Incorporation (Incorporated by reference to our
              Registration Statement on Form 10-SB filed February 6, 1998).

3(i)(b) Certificate of Amendment (Incorporated by reference to our Registration statement on Form SB-2/A filed on May 14, 2004).

3(i)(c) Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Clickable Enterprises, Inc. (Incorporated by reference to our Current Report on Form 8-K filed November 16, 2004)

3(ii) Bylaws (Incorporated by reference to our Registration Statement on Form 10-SB filed February 6, 1998).

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

4.15 Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated June 30, 2005 (filed herewith)

4.16 Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.15 (filed herewith)

4.17          Form of Stock Purchase Warrant entered into in connection with
              Exhibit 4.15 (filed herewith)

4.18 Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated June 30, 2005 (filed herewith)

31.1 Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

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


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.


By:    /s/Nicholas Cirillo, Jr.
       ------------------------
Name:  Nicholas Cirillo, Jr.
Title: President (Principal Executive Officer)

Date:  August 23, 2005


By:    /s/Guy Pipolo
       ------------------------
Name:  Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date:  August 23, 2005