Form 10QSB
period 2005-09-30
CLICKABLE ENTERPRISES INC
filed 2005-11-18
CIK 1045151

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (check one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-23737

                           CLICKABLE ENTERPRISES, INC.
                           ---------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

                                    Delaware
                                    --------
                         (State Or Other Jurisdiction Of
                         Incorporation Or Organization)

                                   82-0290939
                      (I.R.S. Employer Identification No.)
                      ------------------------------------

                711 South Columbus Avenue, Mount Vernon, NY 10550
                -------------------------------------------------
                    (Address Of Principal Executive Offices)

                                 (914) 699-5190
                                 --------------
                           (Issuer's Telephone Number)

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

   As of November 11, 2005, there were 114,776,826 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant's series a preferred stock, par value $.001 per share, issued and outstanding.

            Transmittal Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

================================================================================

                           CLICKABLE ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB


                          PART I-FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets As Of September 30, 2005
           (Unaudited) And March 31, 2005

          Condensed Consolidated Statements Of Operations For The Three And
           Six Months Ended September 30, 2005 And 2004 (Unaudited)

          Condensed Consolidated Statements Of Cash Flows For The Six Months
           Ended September 30, 2005 And 2004 (Unaudited)

          Condensed Consolidated Statement Of Changes In Stockholders'
           Deficiency For The Six Months Ended September 30, 2005  (Unaudited)

          Notes To Condensed Consolidated Financial Statements As Of
           September 30, 2005 (Unaudited)

ITEM 2.   Management's Discussion And Analysis Or Plan Of Operation

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

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "believes," "expects," "anticipates," "could," "estimates," "grow," "plan," "continue," "will," "seek," "scheduled," "goal" or "future" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Because of the risks and uncertainties associated with forward-looking statements, you should not place undo reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,       March 31,
                                                                       2005              2005
                                                                   -------------    -------------
                                                                    (Unaudited)
ASSETS
Current Assets
      Cash                                                         $     180,576    $     372,909
      Accounts receivable, net of allowance for
        doubtful accounts of $26,430 and $8,379, respectively            122,931          311,858
      Inventory                                                           36,535           16,592
      Prepaid expenses                                                    60,188           23,276
      Due from related parties                                            16,626               --
      Debt financing costs, net of accumulated
        amortization of $6,250 and $0, respectively                       68,750               --
      Other current assets                                                58,477               --
                                                                   -------------    -------------
Total Current Assets                                                     544,084          724,635

Property and equipment, net                                               59,961           64,561
Intangible asset, net of accumulated
  amortization of $18,188 and $3,285, respectively                       700,302          192,465
Other assets                                                              68,575           69,260
                                                                   -------------    -------------
TOTAL ASSETS                                                       $   1,372,922    $   1,050,921
                                                                   =============    =============
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
      Accounts payable and other accrued expenses                  $     370,776    $     375,556
      Notes payable                                                       37,281          120,750
      Due to related parties                                                  --           14,711
      Customer deposits                                                  111,402           45,003
      Accrued interest                                                   552,054          437,382
                                                                   -------------    -------------
Total Current Liabilities                                              1,071,513          993,402
Long Term Liabilities
      Convertible debentures, net of discount of $595,833 and $0       2,370,161        2,517,949
      Other Accrued Expenses                                             100,000               --
      Notes payable                                                       86,684               --
                                                                   -------------    -------------
Total Long Term Liabilities                                            2,556,845        2,517,949
                                                                   -------------    -------------
TOTAL LIABILITIES                                                      3,628,358        3,511,351
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

      Series A 6% Cumulative Preferred stock, $.001 par value,
        1,200 shares authorized, issued and outstanding                        1                1
      Common stock, $.001 par value, 500,000,000
        shares authorized, 94,396,826 and 74,296,826 shares
        issued and outstanding, respectively                              94,397           74,297
      Additional paid-in capital                                       2,744,444        1,845,629
      Accumulated deficit                                             (5,094,278)      (4,380,357)
                                                                   -------------    -------------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (2,255,436)      (2,460,430)
                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   1,372,922    $   1,050,921
                                                                   =============    =============


      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For The Three Months Ended       For The Six Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                    2005           2004             2005            2004
                                                ------------    ------------    ------------    ------------
NET FUEL SALES (including related party sales
   of $9,382 and $7,065, respectively)          $    375,505    $    119,135    $    782,391    $    350,230
COST OF SALES                                        352,447         117,510         743,159         324,132
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                          23,058           1,625          39,232          26,098
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative                269,651         169,922         534,940         355,435
  Depreciation and amortization                       20,088          21,812          30,588          56,246
                                                ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                             289,739         191,734         565,528         411,681
                                                ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                (266,681)       (190,109)       (526,296)       (385,583)

OTHER INCOME (EXPENSE)
  Other income                                        13,810               1          16,984              22
  Interest expense                                  (119,340)       (189,766)       (169,314)       (428,397)
                                                ------------    ------------    ------------    ------------
TOTAL OTHER (EXPENSE)                               (105,530)       (189,765)       (152,330)       (428,375)
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes              (372,211)       (379,874)       (678,626)       (813,958)

Provision for income taxes                                --              --              --              --
                                                ------------    ------------    ------------    ------------

NET LOSS                                            (372,211)       (379,874)       (678,626)       (813,958)

Amortization of beneficial conversion feature
   of Series A preferred stock                       (17,647)             --         (35,294)             --
                                                ------------    ------------    ------------    ------------

Net loss available to common stockholders       $   (389,858)   $  (379,874)    $  (713,920)    $   (813,958)
                                                ============    ============    ============    ============

Net loss per share, basic and diluted           $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)
                                                ============    ============    ============    ============

Weighted average number of common shares
   outstanding - basic and diluted                82,498,783      74,136,826      78,726,225      74,136,826
                                                ============    ============    ============    ============


      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For The Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                          2005           2004
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $  (678,626)   $  (813,958)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization                                      30,588         56,246
        Provision for bad debts                                            12,295         32,913
        Amortization of beneficial conversion debt discount expense        54,167        300,000

        Recognition of deferred compensation                                   --        118,750
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                               152,597         95,997
        Inventory                                                         (19,944)         1,234
        Prepaid expenses                                                   38,088         (2,595)
        Other assets                                                          685          6,078
     Increase (decrease) in:
        Accounts payable and accrued expenses                            (200,532)      (136,803)
        Accrued interest                                                  114,672        127,805
        Customer deposits                                                  66,399         40,576
                                                                      -----------    -----------
     Net cash used in operating activities                               (429,611)      (173,758)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                 (4,835)        (9,155)
     Acquisition of other current assets                                  (34,442)            --
     Acquisition of intangible assets                                    (223,775)            --
                                                                      -----------    -----------
     Net cash used in investing activities                               (263,052)        (9,155)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments of financing costs                                          (75,000)            --
     Increase (decrease) in due to related parties                        (31,337)        84,335
     Proceeds from issuance of convertible debentures                     606,667             --
                                                                      -----------    -----------
     Net cash provided by financing activities                            500,330         84,335
                                                                      -----------    -----------

NET INCREASE IN CASH                                                     (192,333)       (98,578)
CASH AT BEGINNING OF PERIOD                                               372,909        130,902
                                                                      -----------    -----------
CASH AT END OF PERIOD                                                 $   180,576    $    32,325
                                                                      ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended September 30, 2005, convertible debentures in the principal amount of $201,955 were converted into 18,600,000 shares of common stock.

During the six months ended September 30, 2005, stock purchase warrants exercisable for 6,500,000 shares of common stock were issued in connection with a closing on $650,000 of convertible debentures, resulting in an aggregate discount on the convertible debentures of $606,667, with a corresponding increase in additional paid-in capital.

During the six months ended September 30, 2005, a supply agreement, recorded as an intangible asset, was purchased for $30,000, with a corresponding increase in accounts payable of $25,000.

During the six months ended September 30, 2005, in connection with the pending acquisition of a business, the entire $24,036 balance of accounts receivable due from the seller was reclassified from accounts receivable to intangible assets.

During the six months ended September 30, 2005, in connection with an acquisition of a business, $285,687 of the purchase price was recorded as notes payable and accrued expenses, $87,281 in current liabilities, and $198,406 in long-term liabilities.


      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                         Series A
                                      Preferred Stock          Common Stock           Additional
                                      ---------------   ---------------------------     Paid in       Accumulated
                                      Shares   Amount      Shares         Amount        Capital          Deficit         Total
                                      ------   ------   ------------   ------------   ------------    ------------   -------------
Balance, April 1, 2005                 1,200   $    1     74,296,826   $     74,297   $  1,845,629   ($ 4,380,357)   ($  2,460,430)

Conversion of Debentures                  --       --     18,600,000         18,600        183,355              --         201,955

Beneficial conversion feature of
  convertible debentures                  --       --             --             --         21,665              --          21,665

Warrants issued with convertible
  debentures                              --       --             --             --        585,000              --         585,000

Amortization of Series A Preferred
Stock beneficial conversion               --       --             --             --         35,295         (35,295)             --

Stock issued to consultants for
   services                               --       --      1,500,000          1,500         73,500              --          75,000

Amortization of Deferred Equity
Compensation                              --       --             --             --             --              --              --

Net loss for the period                   --       --             --             --             --        (678,626)       (678,626)
                                      ------   ------   ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2005            1,200   $    1     94,396,826   $     94,397   $  2,744,444    ($ 5,094,278)   ($ 2,255,439)
                                      ======   ======   ============   ============   ============    ============    ============


      See accompanying notes to condensed consolidated financial statements

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(D) Loss Per Share

Basic and diluted net loss per common share for the three and six months ended September 30, 2005 and 2004 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. The Company's common stock was not listed and trading on September 30, 2004; however, based on the closing market price of the Company's common stock on September 30, 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 142,883,053 and 35,294,118, respectively. Additionally, 10,500,000 and 4,500,000 stock purchase warrants were exercisable at September 30, 2005 and September 30, 2004, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2005 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2005. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2. RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2005, the Company's due from (due to) related parties for oil purchases and non-interest bearing cash advances from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $31,334, with a balance of $16,626 included in due to related parties in current assets on September 30, 2005 compared to a balance of $14,711 included in due from related parties in current liabilities on September 30, 2005. As of September 30, 2005, accrued interest due to related parties was $ 0.

During the six months ended September 30, 2005 and 2004, the Company purchased oil for resale from NRG and Flaw in the amount of $256,759 and $99,410, respectively, or 37.9% and 37%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $9,382 and $7,065, respectively.

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 3. CONVERTIBLE DEBENTURES

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

Also on June 30, 2005, the Company closed on $650,000 of the $900,000 of convertible debentures contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 6,500,000 shares of common stock in connection therewith. The Company is required to file a registration statement within 60 days of the June 30, 2005 closing registering sufficient underlying shares to be reserved for issuance upon conversion of the convertible debentures and exercise of the stock purchase warrants. The Company has not filed such registration statement and anticipates entering into an amendment to the June 30, 2005 Securities Purchase Agreement eliminating the requirement to have its registration statement be declared effective in order to close on the remaining $250,000 of convertible debentures.

In connection with the aforementioned issuance of $650,000 of convertible debentures, of which the Company received net proceeds of $606,667, the Company granted a first priority security interest in all the assets of the Company. The issuance resulted in a beneficial conversion feature in the amount of $21,667, (since it is limited to the amount received net of a discount of $43,333 and warrants having a fair market value of $585,000), which is treated as a discount on the debenture. The initial beneficial conversion expense of $21,667 is deferred as of September 30, 2005 in additional paid in capital. In addition, the debenture holders withheld $43,333 as prepaid interest (through February 28, 2006), which is treated as a discount on the debentures. Additionally, the Company issued warrants to purchase 6,500,000 shares of common stock having a fair value of $585,000, which is being treated as a discount on the debenture and is recorded in additional paid in capital. Debt discount on the debentures aggregating $650,000 will be accreted over the 36-month term of the debentures commencing July 1, 2005 as interest expense in accordance with EITF 00-27:
Application of Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". $54,167 has been charged to interest expense during the three months ended September 30, 2005. Debt discount associated with prior issuances of convertible debentures has been accreted as interest expense in full prior to March 31, 2005.

As of September 30, 2005, interest of $552,054 has accrued on all of the convertible debentures and is included in current liabilities.

During the six months ended September 30, 2005, convertible debentures in the principal amount of $201,955 were converted into 18,600,000 shares of common stock at the election of the holder.

On May 13, 2005, the Company entered into a financial services agreement with an unrelated third party to perform financial advisory services, principally in connection with the $650,000 convertible debenture closing on June 30, 2005. The term of the agreement was for a period of three months with automatic extensions for successive one-month terms. Payments for services in the six months ended September 30, 2005 amounted to $50,000, of which $25,000 was a success fee paid upon the aforementioned convertible debenture closing.

NOTE 4. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At September 30, 2005, the Company has an aggregate obligation to deliver at varying prices approximately 400,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At September 30, 2005, the Company has an aggregate obligation to purchase approximately 454,000 gallons of heating oil at varying prices under fixed price contracts.

                   CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 5. INTANGIBLE ASSET

The Company entered into an Agreement dated September 20, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price consists of a $70,000 payment at closing and 36 fixed monthly installment payments of $4,000 each, and potential additional quarterly payments based on gallons sold. The purchase price of $343,965 is included in intangible assets in non-current assets, is being amortized over an eight year period. The additional amount payable is included in accrued expenses.


NOTE 6. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $678,626 and a negative cash flow from operations of $445,861 for the six months ended September 30, 2005, as well as working capital deficiency of $527,429 and a stockholders' deficiency of $2,255,436 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors' businesses.

NOTE 7. SUBSEQUENT EVENT

On October 24, 2005, Clickable Enterprises, Inc. (the "Company") closed on an Asset Purchase Agreement that it entered into on July 15, 2005, and Amendment No. 1 to the Asset Purchase Agreement (the "Purchase Agreement") with Allamuchy Transport, Inc. for the Company's purchase of certain assets relating to
Allamuchy's home heating oil distribution business. Under the Purchase Agreement, the Company acquired the customer lists and related customer information of Allamuchy's home heating oil business, and certain other intangible assets. The purchase price, included in intangible assets in non-current assets, consisted of a fixed payment of $124,943 that was payable at closing, and a potential additional amount payable on the first anniversary of closing based on a formula utilizing a defined gross profit per gallon realized on heating oil sold to the purchased customers in the 12-month period ending October 24, 2006, less the fixed payment. The additional amount payable is included in accrued expenses.

Allamuchy currently also distributes diesel fuel and will retain that business. In addition, under the Purchase Agreement Allamuchy will provide oil delivery services as the Company's subcontractor within Allamuchy's former market area for a five-year period.

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

FINANCIAL CONDITION

We had net losses of $714,000 and $814,000 during the six months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had a cash balance of $181,000 and current liabilities of $1,071,000 with obligations aggregating $371,000 for trade creditors and accrued expenses, $552,000 in interest payable, $37,000 in a note payable, as well as total long-term obligations in the amount of $2,557,000 to convertible debenture holders. As described in Note 3 to the condensed consolidated financial statements, on June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures, and closed on the sale of $650,000 of convertible debentures on that date. We believe that the proceeds from the sale of the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

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

RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2005, the Company's liability to related parties for oil purchases and non-interest bearing cash advances from NRG Heat & Power, LLC ("NRG") and Flaw, Inc. ("Flaw"), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, was netted against other payments by the Company and, accordingly, $16,626 was included in due from related parties in current assets. As of September 30, 2005, accrued interest due to related parties was $ 0.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Overall Results Of Operations

For the three months ended September 30, 2005, we incurred a net loss of $372,000, or $(.00) per share, which was a slight decrease of $8,000 from the net loss of $380,000 or $(.01) per share for the comparable prior year period. The net loss for the three months ended September 30, 2005 and September 30, 2004 included non-cash charges of $54,000 and $125,000, respectively, for debt discount amortization expense, and $24,000 and $59,000, respectively, for amortization of deferred compensation. The decrease in net loss is primarily attributable to the decrease in these expenses, offset by an increase in selling, general and administrative expenses.

Sales

Total net sales for the three months ended September 30, 2005 was $376,000 compared to $119,000 for the three months ended September 30, 2004. The increase of $257,000, or 215%, can be attributed principally to a substantial increase in the average selling price per gallon of heating oil to $2.28 from $1.46, or 56.3%, caused by world market conditions, and a 101.7% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through an acquisition in January 2005 and through marketing activities.

Gross Profit

Gross profit increased to $23,000 for the three months ended September 30, 2005 compared to $2,000 for the three months ended September 30, 2004, or $21,000, with gross margin increasing to 6.1% from 1.4% for the period. Despite the increase, these margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past 18 months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $290,000 for the three months ended September 30, 2005, from $192,000 for the three months ended September 30, 2004, or $98,000, attributable to increased employee compensation of $90,000, increased insurance of $17,000 and increased advertising of $19,000 for a home show and direct mailings, offset by lower bad debt expense of $13,000.

Other Income (Expense)

Interest expense decreased to $119,000 from $190,000 for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004, or $71,000, due principally to a decrease in the debt discount expense to $54,000 from $125,000, as well as the effect of a decrease in the interest rate on convertible debentures to 8% from 10% that was an element of a debt restructuring on October 15, 2004.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2005 TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

Overall Results Of Operations

For the six months ended September 30, 2005, we incurred a net loss of $679,000, or $(.01) per share, which was a decrease of $135,000 from the net loss of $814,000 or $(.01) per share for the comparable prior year period. The net loss for the six months ended September 30, 2005 and September 30, 2004 included non-cash charges of $54,000 and $300,000, respectively, for debt discount amortization expense, and $23,000 and $119,000, respectively, for amortization of deferred compensation. The decrease in net loss is primarily attributable to the decrease in these expenses, partially offset by an increase in selling, general and administrative expenses.

Sales

Total net sales for the six months ended September 30, 2005 was $782,000 compared to $350,000 for the six months ended September 30, 2004. The increase of $432,000, or 123.4%, can be attributed principally to a substantial increase in the average selling price per gallon of heating oil to $1.98 from $1.30, or 52%, caused by world market conditions, and a 46.5% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through an acquisition in January 2005 and through marketing activities.

Gross Profit

Gross profit increased to $39,000 for the six months ended September 30, 2005 compared to $26,000 for the six months ended September 30, 2004, or $13,000, with gross margin decreasing to 5.0% from 7.5% for the period. These margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past 18 months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $566,000 for the six months ended September 30, 2005, from $412,000 for the six months ended September 30, 2004, or $154,000, attributable to increased employee compensation of $152,000, increased insurance of $17,000 and increased advertising of $24,000 for a home show and direct mailings, offset by lower bad debt expense of $20,000 and professional fees of $18,000.

Other Income (Expense)

Interest expense decreased to $169,000 from $428,000 for the six months ended September 30, 2005 as compared with the six months ended September 30, 2004, or $259,000, due principally to a decrease in the debt discount expense to $54,000 from $300,000, as well as a decrease in the interest rate on convertible debentures to 8% from 10% that was an element of a debt restructuring on October 15, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a cash balance of $181,000 and a negative cash flow from operations of $430,000 for the six month period then ended. Since inception through the period ended September 30, 2005, we have financed our operations through loans from related parties and through private placements of both debt and equity. On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures and closed on the sale of $650,000, before expenses, of convertible debentures on that date. We do not have any available lines of credit and must file and have a registration statement declared effective before effecting the sale of the remaining $250,000 of convertible debentures under the Securities Purchase Agreement. We believe that the September 30, 2005 proceeds from the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of September 30, 2005, dividend arrearage on the Series A Preferred Stock aggregated approximately $71,000. The Company had a stockholders' deficiency at September 30, 2005; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

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

      o Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company's common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the three-month period ended September 30, 2005, amortization of $17,647 was charged to accumulated deficit.

      o So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

The notes to our condensed consolidated financial statements as of September 30, 2005 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $5,094,000. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of September 30, 2005, we had $1,071,000 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $4,224,000 as of September 30, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:

                                           Contractual Obligations
                                          (as of September 30, 2005)
                                ------------------------------------------------
                                   Total      1 Year or Less    More Than 1 Year
                                ----------   ----------------   ----------------

Convertible Debentures          $2,966,000   $             --   $      2,966,000
Accounts Payable and Accrued
  Expenses                         371,000            371,000                 --
Note Payable (a)                   124,000             37,000             87,000
Accrued Interest                   552,000            552,000                 --
Other                              211,000            111,000            100,000
                                ----------   ----------------   ----------------
Total Contractual Obligations   $4,224,000   $      1,071,000   $      3,153,000
                                ==========   ================   ================

----------

(a) During the six months ended September 30, 2005, the purchase price of a customer list acquired by the Company included a note payable in the amount of $123,965, net of imputed interest.

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

Below is a discussion of our sources and uses of funds for the six months ended September 30, 2005 and 2004.

Net Cash Used In Operating Activities

Net cash used in operating activities was $430,000 and $174,000 in the six months ended September 30, 2005 and 2004, respectively. The use of cash in operating activities for the six months ended September 30, 2005 was principally the result of a net loss of $679,000 and a seasonable decrease in accounts payable and accrued expenses of $201,000 as heating oil purchasing decrease in the slowest selling quarter, partially offset by a seasonable decrease in accounts receivable of $153,000, non-cash charges of $54,000 and an increase in accrued interest of $115,000. The use of cash in operating activities for the six months ended September 30, 2004 was principally the result of a net loss of $814,000 and a seasonable decrease in accounts payable and accrued expenses of $137,000, offset by non-cash charges of $419,000, a seasonable decrease in accounts receivable of $96,000 and an increase in accrued interest of $128,000.

Net Cash Used In Investing Activities

We used $258,000 during the six months ended September 30, 2005 for the acquisition of intangible assets, principally customer lists, $5,000 and $9,000 during the six months ended September 30, 2005 and 2004, respectively, for the acquisition of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2005 amounted to $500,000, principally attributable to $607,000 of funds received from the issuance of convertible debentures (net of prepaid interest withheld) offset by transaction costs of $75,000. Net cash provided by financing activities for the six months ended September 30, 2004 was $84,000 from the increase in amounts payable to related parties.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the six months ended September 30, 2005 and 2004, we had net losses of $678,000 and $814,000, respectively. For the fiscal years ended March 31, 2005 and 2004, we had net losses of $1,254,000 and $1,319,000, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE.

We had a working capital deficiency of $527,000 at September 30, 2005 which means that our current liabilities exceeded our current assets by $527,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital position was such that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

      o     we may be viewed as a high market risk.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued on June 30, 2005 with a maturity date of June 30, 2008. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of November 11, 2005, we had 114,776,826 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 254,538,816 shares of common stock at current market prices, and outstanding warrants to purchase up to 10,500,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.028 per share:

                                     Number         Percentage of
  Percentage        Price           of Shares       Outstanding
 Below Market     Per Share         Issuable          Shares
 --------------------------------------------------------------
      25%          $ 0.0210        291,797,786          79%
      50%          $ 0.0140        435,696,679          85%
      75%          $ 0.0070        867,393,358          92%


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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $412,000 through November 11, 2005 due to conversions into shares of our common stock, are due and payable, with 8% interest, on October 15, 2007. On June 30, 2005, we closed on an additional $650,000 of convertible debentures that are due and payable, with 10% interest, on June 30, 2008. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

      o receive the signed, written agreement from the customer prior to the transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the six months ended September 30, 2005, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.       Description(1)
-----------       --------------

3(i)(a) Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB filed February 6, 1998).

3(i)(b) Certificate of Amendment (Incorporated by reference to our Registration statement on Form SB-2/A filed on May 14, 2004).

3(i)(c) Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Clickable Enterprises, Inc. (Incorporated by reference to our Current Report on Form 8-K filed November 16, 2004).

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

4.15 Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated June 30, 2005 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.16 Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.17              Form of Stock Purchase Warrant entered into in connection with
                  Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.18 Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated June 30, 2005 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

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

Date: November 18, 2005

By:    /s/Guy Pipolo
       ------------------------
Name:  Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: November 18, 2005