Form 10QSB
period 2005-12-31
CLICKABLE ENTERPRISES INC
filed 2006-02-13
CIK 1045151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of January 31, 2006, there were 129,776,826 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant’s series a preferred stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Clickable Enterprises, Inc.
Index To Form 10-QSB

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

-i-

In this report, the terms the “Company”, “we”, “our” and “us” refer to Clickable Enterprises, Inc. and unless the context otherwise requires, the Company’s wholly-owned subsidiary, ClickableOil.com, Inc. (“ClickableOil.com”).

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in the "Management’s Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may,” “believes,” ”expects,” "anticipates,” "could,” "estimates,” “grow,” “plan,” "continue," “will,” “seek,” “scheduled,” “goal” or “future” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

-ii-

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$226,526	$372,909
Accounts receivable, net of allowance for	522,649	311,858
doubtful accounts of $25,101 and $8,379 respectively
Inventory	45,445	16,592
Prepaid expenses	281,867	23,276
Due from related parties	18,713	—
Debt financing costs, net of accumulated
amortization of $12,500 and $0, respectively	62,500	—
Total Current Assets	1,157,700	724,636

Property and equipment, net	68,287	64,561
Intangible assets, net of accumulated	767,585	192,465
amortization of $42,130 and $3,285, respectively
Other assets	68,575	69,260
TOTAL ASSETS	$2,062,147	$1,050,922

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and other accrued expenses	$782,180	$496,307
Notes payable	38,221	—
Due to related parties	—	14,711
Customer deposits	108,972	45,003
Accrued interest	581,397	437,382
Total Current Liabilities	1,510,770	993,403
Long Term Liabilities
Convertible debentures, net of discount of $779,762 and $0	2,061,780	2,517,949
Other Accrued Expenses	84,151	—
Notes payable	76,769	—
Total Long Term Liabilities	2,222,699	2,517,949
TOTAL LIABILITIES	3,733,469	3,511,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Series A 6% Cumulative Preferred stock, $.001 par value,
1,200 shares authorized, issued and outstanding, net of	1	1
Common stock, $.001 par value, 500,000,000
shares authorized, 129,776,826 and 74,296,826 shares issued
and outstanding, respectively	129,777	74,297
Additional paid-in capital	3,458,044	1,845,629
Deferred compensation	180,892	—
Accumulated deficit	(5,440,036)	(4,380,358)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,671,322)	(2,460,431)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,062,147	$1,050,922

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
NET FUEL SALES (including related party sales	$1,829,303	$728,954	$2,611,694	$1,079,184
of $47,812 and $57,000 respectively)
COST OF SALES	1,652,585	717,198	2,395,743	1,041,330
GROSS PROFIT	176,718	11,756	215,951	37,854

OPERATING EXPENSES
Selling, general and administrative	376,478	299,731	911,439	655,166
Depreciation and amortization	34,867	16,059	65,455	72,305
TOTAL OPERATING EXPENSES	411,345	315,790	976,894	727,471

LOSS FROM OPERATIONS	(234,627)	(304,034)	(760,943)	(689,617)

OTHER INCOME (EXPENSE)
Forgiveness of accrued interest	—	250,000	—	250,000
Other income	6,249	16,072	23,252	16,094
Interest expense	(99,733)	(126,514)	(269,046)	(554,911)
TOTAL OTHER INCOME (EXPENSE)	(93,484)	139,558	(245,794)	(288,817)

Loss before provision for income taxes	(328,111)	(164,476)	(1,006,737)	(978,434)

Provision for income taxes	—	—	—	—

NET LOSS	$(328,111)	$(164,476)	$(1,006,737)	$(978,434)

Amortization of beneficial conversion feature
of Series A preferred stock	$(17,647)	$(17,647)	$(52,941)	$(17,647)

Net loss available to common stockholders	$(345,758)	$(182,123)	$(1,059,678)	$(996,081)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	115,369,869	74,296,826	91,492,462	74,296,826

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,006,737)	$(978,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,455	72,305
Provision for bad debts	8,762	29,724
Amortization of beneficial conversion debt discount expense	120,238	375,000
Recognition of deferred compensation	—	178,125
Stock issued for services	97,795	8,000
Gain on debt forgiveness	—	(250,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(219,552)	(10,772)
Inventory	(28,853)	(26,763)
Prepaid expenses	6,386	(53,819)
Other assets	685	1,078
Increase (decrease) in:
Accounts payable and accrued expenses	101,840	(84,892)
Accrued interest	144,015	178,975
Customer deposits	63,969	49,954
Net cash used in operating activities	(645,997)	(511,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,836)	(17,464)
Acquisition of intangible assets	(230,792)	—
Net cash used in investing activities	(248,628)	(17,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	(75,000)	—
Increase in due to related parties	(33,424)	—
Proceeds from issuance of Series A Preferred Stock	—	1,171,657
Proceeds from issuance of convertible debentures	856,667
Net cash provided by financing activities	748,242	1,171,426

NET INCREASE IN CASH	(146,383)	642,444
CASH AT BEGINNING OF PERIOD	372,909	130,902
CASH AT END OF PERIOD	$226,526	$773,346

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 31, 2005, convertible debentures in the principal amount of $576,407 were converted into 50,640,000 shares of common stock.

During the nine months ended December 31, 2005, stock purchase warrants exercisable for 9,000,000 shares of common stock were issued in connection with closings on $900,000 of convertible debentures, resulting in an aggregate discount on the convertible debentures of $856,667, with a corresponding increase in additional paid-in capital.

During the nine months ended December 31, 2005, a supply agreement, recorded as an intangible asset, was purchased for $30,000, with a corresponding increase in accounts payable of $10,000.

During the nine months ended December 31, 2005, in connection with the pending acquisition of a business, the entire $24,036 balance of accounts receivable due from the seller was reclassified from accounts receivable to intangible assets.

During the nine months ended December 31, 2005, in connection with an acquisition of a business, $249,141 of the purchase price was recorded as notes payable and accrued expenses, $88,221 in current liabilities, and $160,920 in long-term liabilities.

During the nine months ended December 31, 2005, 7,000,000 shares of common stock were granted in connection with three financial services agreements, resulting in a cost of $268,280, with corresponding aggregate increases in common stock, additional paid-in capital and deferred compensation in stockholders’ deficiency.

During the nine months ended December 31, 2005, stock purchase warrants exercisable for 7,500,000 shares of common stock were issued in connection with a financial services agreement, resulting in a cost of $94,492, with a corresponding increase in deferred compensation in stockholders’ deficiency.

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance April 1, 2005	1,200	$1.20	74,296,826	$74,297	$1,845,629	$(4,380,358)	$—	$(2,460,431)
Conversion of Debentures	—	—	50,640,000	50,640	525,767	—	—	576,407
Beneficial conversion feature of convertible debentures	—	—	—	—	239,167	—	—	239,167
Warrants issued with convertible debentures and to consultant for services	—	—	—	—	617,500	—	94,492	711,992
Amortization of Series A Preferred Stock beneficial conversion	—	—	—	—	52,941	(52,941)	—	—
Deferred stock compensation to consultants for services	—	—	—	—	—	—	86,400	86,400
Stock issued to consultants for services	—	—	4,840,000	4,840	177,040	—	—	181,880
Net loss for the period	—	—	—	—	—	(1,006,737)	—	(1,006,737)
Balance December 31, 2005	1,200	$1.20	129,776,826	$129,777	$3,458,044	$(5,440,036)	$180,892	$(1,671,322)

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005
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

(D) Loss Per Share

Basic and diluted net loss per common share for the three and nine months ended December 31, 2005 and 2004 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. The Company’s common stock was not listed and trading on December 31, 2004; however, based on the closing market price of the Company’s common stock on December 31, 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 269,154,000 and 70,588,000, respectively. Additionally, 13.000,000 and 10,500,000 stock purchase warrants were exercisable at December 31, 2005 and December 31, 2004, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2005 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2005. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2005, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $33,424, with a balance of $18,713 included in due to related parties in current assets on December 31, 2005 compared to a balance of $14,711 included in due from related parties in current liabilities on March 31, 2005. As of December 31, 2005, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2005 and 2004, the Company purchased oil for resale from NRG and Flaw in the amount of $859,464 and $226,060, respectively, or 41.7% and 23.8%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $47,811 and $56,999, respectively.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005
(UNAUDITED)

NOTE 3. CONVERTIBLE DEBENTURES

On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year (due June 30, 2008) secured convertible debentures and for stock purchase warrants exercisable for 9,000,000 shares of common stock expiring June 30, 2010. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 60% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $0.15 per share.

Also on June 30, 2005, the Company closed on $650,000 of the $900,000 of convertible debentures contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 6,500,000 shares of common stock in connection therewith. The Company is required to file a registration statement within 60 days of the June 30, 2005 closing registering sufficient underlying shares to be reserved for issuance upon conversion of the convertible debentures and exercise of the stock purchase warrants. To date the Company has not filed such registration statement. This requirement was waived by the debenture holders and on November 14, 2005, the Company closed on the remaining $250,000 of convertible debentures.

In connection with the aforementioned issuances of an aggregate of $900,000 of convertible debentures, of which the Company received net proceeds of $856,667, the Company granted a first priority security interest in all the assets of the Company. The issuances resulted in a beneficial conversion feature in the amount of $239,167, (since it is limited to the amount received net of a discount of $43,333 and warrants having a fair market value of $617,500), which is treated as a discount on the debenture. The beneficial conversion expense of $239,167 is deferred as of December 31, 2005 in additional paid in capital. In addition, the debenture holders withheld $43,333 as prepaid interest (through February 28, 2006), which is treated as a discount on the debentures. Additionally, the Company issued the aforementioned warrants to purchase 9,000,000 shares of common stock having a fair value of $617,500, which is being treated as a discount on the debenture and is recorded in additional paid in capital. Debt discount on the debentures aggregated $900,000 and will be accreted through the term of each issue from date of issuance through June 30, 2008 as interest expense in accordance with EITF 00-27:  Application of Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. $120,238 has been charged to interest expense during the nine months ended December 31, 2005. Debt discount associated with prior issuances of convertible debentures has been accreted as interest expense in full prior to March 31, 2005.

As of December 31, 2005, interest of $581,397 has accrued on all of the convertible debentures and is included in current liabilities.

During the nine months ended December 31, 2005, convertible debentures in the principal amount of $576,407 were converted into 50,640,000 shares of common stock at the election of the holders.

On May 13, 2005, the Company entered into a financial services agreement with an unrelated third party to perform financial advisory services, principally in connection with the $650,000 convertible debenture closing on June 30, 2005. The term of the agreement was for a period of three months with automatic extensions for successive one-month terms. Payments for services in the nine months ended December 31, 2005 amounted to $50,000, of which $25,000 was a success fee paid upon the aforementioned convertible debenture closing.

NOTE 4. STOCKHOLDERS’ DEFICIENCY

On June 15, 2005 and August 1, 2005, the Company entered into financial services agreements with two unrelated third parties to perform financial advisory and other professional services. The terms of the agreements were for a period of twelve and six months, with payment for services consisting of 1,000,000 shares of common stock valued at $0.04 per share and 500,000 shares of common stock valued at $0.07 per share based on market value on the respective dates granted, for an aggregate cost of $75,000. The cost of such shares and warrants will be expensed over the period of the agreements.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005
(UNAUDITED)

On October 1, 2005, the Company entered into a financial services agreement with an unrelated third party to perform financial advisory and other professional services. The term of the agreement was for a period of eighteen months, with payment for services consisting of 5,500,000 shares common stock, of which 3,340,000 shares have been issued as of December 31, 2005, and stock purchase warrants expiring September 30, 2010 exercisable for an aggregate of 7,500,000 shares of common stock. The stock purchase warrants have exercise prices as follows: 5,000,000 shares at $0.10 per share and 2,500,000 shares at $0.15 per share. The shares of common stock issued were valued at $0.04 per share based on market value on the date granted, resulting in a cost of $193,280. The fair value of the stock purchase warrants was based on the Black Sholes pricing model, resulting in an additional cost of $94,492. The cost of such shares and warrants will be expensed over the eighteen month period of the agreement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At December 31, 2005, the Company has an aggregate obligation to deliver at varying prices approximately 300,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At December 31, 2005, the Company has an aggregate obligation to purchase approximately 260,000 gallons of heating oil at varying prices under fixed price contracts.

NOTE 6.  INTANGIBLE ASSETS

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

On October 24, 2005, the Company closed on an Asset Purchase Agreement that it entered into on July 15, 2005, and Amendment No. 1 to the Asset Purchase Agreement (the “Purchase Agreement”), with Allamuchy Transport, Inc. for the Company’s purchase of the customer lists and related customer information of Allamuchy’s home heating oil business, and certain other intangible assets. The purchase price, included in intangible assets in non-current assets, consisted of a fixed payment of $124,943 that was payable at closing, and a potential additional amount payable on the first anniversary of closing based on a formula utilizing a defined gross profit per gallon realized on heating oil sold to the purchased customers in the 12-month period ending October 24, 2006, less the fixed payment. The additional amount payable is included in accrued expenses.

Allamuchy currently also distributes diesel fuel and will retain that business. In addition, under the Purchase Agreement Allamuchy will provide oil delivery services as the Company’s subcontractor within Allamuchy’s former market area for a five-year period.

NOTE 7.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,006,737 and a negative cash flow from operations of $645,998 for the nine months ended December 31, 2005, as well as working capital deficiency of $353,070 and a stockholders' deficiency of $1,671,322 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

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

FINANCIAL CONDITION

We had net losses of $1,007,000 and $978,000 during the nine months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had a cash balance of $227,000 and current liabilities of $1,511,000 with obligations aggregating $782,000 for trade creditors and accrued expenses, 581,000 in interest payable, $38,000 in a note payable, as well as total long-term obligations in the amount of $3,003,000 to convertible debenture holders and others. As described in Note 3 to the condensed consolidated financial statements, on June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures, and closed on the sale of an aggregate of $900,000 of convertible debentures since that date. We believe that the proceeds from the sale of the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

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

RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2005, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $33,424, with a balance of $18,713 included in due to related parties in current assets on December 31, 2005 compared to a balance of $14,711 included in due from related parties in current liabilities on March 31, 2005. As of December 31, 2005, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2005 and 2004, the Company purchased oil for resale from NRG and Flaw in the amount of $859,464 and $226,060, respectively, or 41.7% and 23.8%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $47,811 and $56,999, respectively.

During the nine months ended December 31, 2005, the Company's liability to related parties for oil purchases and non-interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, was netted against other payments by the Company and, accordingly, $19,000 was included in due from related parties in current assets on December 31, 2005. As of December 31, 2005, accrued interest due to/from to related parties was $0.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 TO THE THREE MONTHS ENDED DECEMBER 31, 2004

Overall Results Of Operations

For the three months ended December 31, 2005, we incurred a net loss of $328,000, or $(.00) per share, an increase of $164,000 from the net loss of $164,000 or $(.00) per share for the comparable prior year period. The net loss for the three months ended December 31, 2005 and December 31, 2004 included non-cash charges of $66,000 and $125,000, respectively, for debt discount amortization expense, and $74,000 and $59,000, respectively, for amortization of deferred compensation and stock issued to consultants. The increase in net loss is primarily attributable to an increase in selling, general and administrative expenses as well as depreciation expense, and a gain of $250,000 for the forgiveness of accrued and unpaid interest for the convertible debentures in the 2004 period, offset by the decrease in non-cash charges discussed above.

Sales

Total net sales for the three months ended December 31, 2005 were $1,829,000 compared to $729,000 for the three months ended December 31, 2004. The increase of $1,100,000, or 151%, can be attributed to a substantial increase in the average selling price per gallon of heating oil to $2.30 from $1.61, or 43.2%, caused by world market conditions, and a 75.3% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions in January, September and October 2005, as well as through marketing activities.

Gross Profit

Gross profit increased to $177,000 for the three months ended December 31, 2005 compared to $12,000 for the three months ended December 31, 2004, or $165,000, with gross margin increasing to 9.7% from 1.6% for the period. Despite the increase, these margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past eighteen months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $411,000 for the three months ended December 31, 2005, from $316,000 for the three months ended December 31, 2004, or $95,000, attributable to increased employee compensation of $59,000, increased insurance of $15,000, increased professional fees of $18,000 and an increase of $19,000 in amortization costs offset by a decrease in advertising of $23,000.

Other Income (Expense)

Interest expense decreased to $100,000 from $127,000 for the three months ended December 31, 2005 as compared with the three months ended December 31, 2004, or $27,000, due to a decrease in the debt discount expense to $66,000 from $75,000, as well as the effect of a decrease in the interest rate on convertible debentures to 8% from 10% that was an element of a debt restructuring on October 15, 2004 a decrease in interest expense due to convertible debenture conversions. Further, a gain of $250,000 for the forgiveness of accrued and unpaid interest for the convertible debentures was recorded in the earlier period.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2005 TO THE NINE MONTHS ENDED DECEMBER 31, 2004

Overall Results Of Operations

For the nine months ended December 31, 2005, we incurred a net loss of $1,007,000, or $(.01) per share, which was an increase of $28,000 from the net loss of $978,000 or $(.01) per share for the comparable prior year period. The net loss for the nine months ended December 31, 2005 and December 31, 2004 included non-cash charges of $120,000 and $375,000, respectively, for debt discount amortization expense, and $98,000 and $178,000, respectively, for amortization of deferred compensation and stock issued to consultants. The increase in net loss is primarily an increase in selling, general and administrative expenses, and gain of $250,000 for the forgiveness of accrued and unpaid interest for the convertible debentures in the 2004 period, offset by the decrease in non-cash charges described above.

Sales

Total net sales for the nine months ended December 31, 2005 were $2,612,000 compared to $1,079,000 for the nine months ended December 31, 2004. The increase of $1,533,000, or 142%, can be attributed principally to a substantial increase in the average selling price per gallon of heating oil to $2.19 from $1.49, or 47.1%, caused by world market conditions, and a 64.5% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions in January, September and October 2005, as well as through marketing activities.

Gross Profit

Gross profit increased to $216,000 for the nine months ended December 31, 2005 compared to $38,000 for the nine months ended December 31, 2004, or $178,000, with gross margin increasing to 8.3% from 3.5% for the period. Despite the increase, these margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past 18 months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $977,000 for the nine months ended December 31, 2005, from $727,000 for the nine months ended December 31, 2004, or $250,000, attributable to increased employee compensation of $210,000 and increased insurance of $32,000 offset by lower bad debt expense of $21,000 and advertising of $7,000.

Other Income (Expense)

Interest expense decreased to $269,000 from $555,000 for the nine months ended December 31, 2005 as compared with the nine months ended December 31, 2004, or $286,000, due principally to a decrease in the debt discount expense to $120,000 from $375,000, as well as a decrease in the interest rate on convertible debentures to 8% from 10% that was an element of a debt restructuring on October 15, 2004. Further, a gain of $250,000 for the forgiveness of accrued and unpaid interest for the convertible debentures was recorded in the earlier period.

Seasonality

Profitability is negatively affected by the seasonality of our business whereby the first two quarters of our fiscal year are traditionally the slowest quarters for deliveries of fuel oil due to warmer weather conditions in our market, the northeastern United States. Demand increases substantially in the third quarter and peaks in the fourth quarter of each fiscal year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had a cash balance of $227,000 and a negative cash flow from operations of $646,000 for the nine month period then ended. Since inception through the period ended December 31, 2005, we have financed our operations through loans from related parties and through private placements of both debt and equity. On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, since that date. We believe that the December 31, 2005 proceeds from the convertible debentures will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of December 31, 2005, dividend arrearage on the Series A Preferred Stock aggregated approximately $89,000. The Company had a stockholders’ deficiency of $1,671,000 at December 31, 2005; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

•	In the event dividends are distributed to holders of shares of common stock, the holders of Series A Preferred Stock shall be entitled to receive dividends on a pari passu basis.

•
In the event of a Liquidation Event, as defined in the Certificate of Designation, Preferences, and Rights of the Series A Preferred Stock (the “Certificate of Designation”), the holders of Series A Preferred Stock shall be entitled to a Liquidation Preference consisting of the Stated Value, accrued and unpaid dividends, and any other amounts owed.

•
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

•	The Company may elect to optionally redeem the Series A Preferred Stock in an amount equal to 120% of the Stated Value of each share, accrued and unpaid dividends, and any other amounts owed.

•
Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company’s common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $212,000, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the three-month period ended December 31, 2005, amortization of $53,000 was charged to accumulated deficit.

•
So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

The notes to our condensed consolidated financial statements as of December 31, 2005 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $5,440,000. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of December 31, 2005, we had $1,511,000 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $4,513,000 as of December 31, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	(as of December 31, 2005)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$2,842,000	$—	$2,842,000
Accounts Payable and Accrued
Expenses	782,000	782,000	—
Note Payable (a)	115,000	38,000	77,000
Accrued Interest	581,000	581,000	—
Other	193,000	109,000	84,000
Total Contractual Obligations	$4,513,000	$1,510,000	$3,003,000

(a)	During the nine months ended December 31, 2005, the purchase price of a customer list acquired by the Company included a note payable in the amount of $123,965, net of imputed interest.

The Company’s failure to develop its business and achieve a sufficiently profitable level of operations will likely have a material, adverse effect on the Company’s business, results of operations and financial condition and the Company’s ability to continue as a going concern. As a consequence of such failure, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.

Below is a discussion of our sources and uses of funds for the nine months ended December 31, 2005 and 2004.

Net Cash Used In Operating Activities

Net cash used in operating activities was $646,000 and $512,000 in the nine months ended December 31, 2005 and 2004, respectively. The use of cash in operating activities for the nine months ended December 31, 2005 was principally the result of a net loss of $1,007,000 and seasonable increases in accounts receivable of $220,000 as sales increase with colder weather and inventory of $29,000 as heating oil purchasing increases, partially offset by a seasonable increase in accounts payable and accrued expenses of $102,000, non-cash charges of $292,000 and an increase in accrued interest of $144,000 and customer deposits of $64,000. The use of cash in operating activities for the nine months ended December 31, 2004 was principally the result of a net loss of $978,000 and seasonable increases in accounts receivable of $11,000, inventory of $27,000 and prepaid expenses of $54,000, and a decrease in accounts payable of $85,000 following the receipt of proceeds from the Series A Preferred Stock issuance, partially offset by non-cash charges of $413,000 and an increase in accrued interest of $179,000 and customer deposits of $50,000.

Net Cash Used In Investing Activities

We used $249,000 during the nine months ended December 31, 2005 for the acquisition of intangible assets, principally customer lists, $18000 and $17,000 during the nine months ended December 31, 2005 and 2004, respectively, for the acquisition of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2005 amounted to $748,000, principally attributable to $857,000 of funds received from the issuance of convertible debentures (net of prepaid interest withheld) offset by transaction costs of $75,000. Net cash provided by financing activities for the nine months ended December 31, 2004 was $1,171,000 from the proceeds from the Series A Preferred Stock issuance.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the nine months ended December 31, 2005 and 2004, we had net losses of $1,007,000 and $978,000, respectively. For the fiscal years ended March 31, 2005 and 2004, we had net losses of $1,254,000 and $1,319,000, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

We had a working capital deficiency of $353,000 at December 31, 2005 which means that our current liabilities exceeded our current assets by $353,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital position was such that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

While we are negotiating with the holders of our convertible debentures for additional financing, we currently have no legally binding commitments with any third parties to obtain any amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

•	we have no additional assets to pledge as security for a loan; and

•	we may be viewed as a high market risk.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $900,000 of convertible debentures during the nine months ended December 31, 2005, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the nine months ended December 31, 2005 with a maturity date of June 30, 2008. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of January 31, 2006, we had 129,776,826 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 323,564,186 shares of common stock at current market prices, and outstanding warrants to purchase up to 13,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

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

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.028 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0158	349,180,819	82%
50%	$0.0105	517,271,229	87%
75%	$0.0053	1,021,524,458	93%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $526,000 through November 11, 2005 due to conversions into shares of our common stock, are due and payable, with 8% interest, on October 15, 2007. During the nine months ended December 31, 2006, we closed on an additional $900,000 of convertible debentures that are due and payable, with 10% interest, on June 30, 2008. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

•	a broker or dealer approve a customer's account for transactions in penny stocks;

•	the broker or dealer receive from the customer an agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

•
effective September 12, 2005, the broker or dealer wait for a period of not less than two business days after the broker or dealer sends such agreement before effecting a transaction in a penny stock by, for or with the account of the customer.

In order to approve a customer's account for transactions in penny stocks, the broker or dealer must

•	obtain financial information and investment experience objectives of the customer;

•
make a reasonable determination that the transactions in penny stocks are suitable for that customer and the customer has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks,

•	provide a written statement to the customer which sets forth the basis on which the broker or dealer made the suitability determination, and

•	receive the signed, written agreement from the customer prior to the transaction.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosures must include the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Effective September 12, 2005, the broker or dealer must obtain from a customer a signed and dated acknowledgment of the customer’s receipt of the disclosure schedule before the broker or dealer may effect a transaction in a penny stock for such customer.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the nine months ended December 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pursuant to the Purchase Agreement described in that 8-K, on November 14, 2005, the Company sold an additional $250,000 of convertible debentures and warrants exercisable for 2,500,000 shares of common stock to the same investors. The Purchase Agreement originally required that a registration statement with respect to the shares issuable upon conversion of the debentures and exercise the warrant be in effect prior to the additional $250,000 investment. The investors waived this requirement, and no registration statement has been filed. The description of the terms of the debentures and warrants and applicable exemption from registration are incorporated herein from the foregoing 8-K.

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

31.1	Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-23737.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.

By: /s/Nicholas Cirillo, Jr.
Name: Nicholas Cirillo, Jr.
Title: President (Principal Executive Officer)

Date: February 13, 2006

By: /s/Guy Pipolo
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: February 13, 2006