Form 10KSB
period 2006-03-31
CLICKABLE ENTERPRISES INC
filed 2006-06-29
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended March 31, 2006

Commission File Number 0-23737

CLICKABLE ENTERPRISES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	82-0290939
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

711 South Columbus Avenue, Mount Vernon, NY 10550
(Address of principal executive offices) (Zip Code)

 (914) 699-5190
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value, 500,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $5,052,237

The aggregate market value as of June 16, 2006 of the voting common equity held by non-affiliates was $2,533,713 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board..

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ____ NO ____

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 16, 2006, there were 310,956,826 shares of the Company’s $.001 Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS:

This Form 10-KSB contains “forward-looking statements” relating to the Registrant which represent the Registrant’s current expectations or beliefs including, but not limited to, statements concerning Registrant’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

i

CLICKABLE ENTERPRISES, INC.
TABLE OF CONTENTS

		PAGE(S)
Part I

Item 1.	Description of Business	1-3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	4

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	5-6
Item 6.	Management's Discussion and Analysis or Plan of Operation	6-16
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 8A.	Controls and Procedures	17
Item 8B.	Other Information	17

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18-19
Item 10.	Executive Compensation	19-20
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20-22
Item 12.	Certain Relationships and Related Transactions	21
Item 13.	Exhibits	22-23
Item 14.	Principal Accounting Fees and Services	24

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005		F1-F16

In this Form 10-KSB, the terms the “Company,”, “we,” “us” and “our” refer to Clickable Enterprises, Inc. and its wholly-owned subsidiary ClickableOil.com, Inc.

ii

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Clickable Enterprises, Inc., through its wholly-owned subsidiary ClickableOil.com, Inc. ("ClickableOil.com") (incorporated in the State of Delaware on April 4, 2000), provides a low cost and highly efficient means of servicing the heating oil market principally through an Internet-based approach. Clickable Enterprises, Inc. and ClickableOil.com, Inc. (collectively, the "Company") streamline the process of heating oil ordering and delivering by providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver heating oil to its customers.

Unlike its industry competitors, ClickableOil.com, Inc. is unburdened with an expensive infrastructure of tangible assets. We currently do not, nor are we expected to own barges, trucks or storage facilities. Our principal operating assets will be proprietary software, attendant computer hardware and the possible inventory of heating oil in some markets. Although we are generally less burdened with the substantial costs that are often associated with intangible assets arising from the purchase of customers of acquired businesses, we are, however, required to continue to bill on account for heating oil deliveries to those residential customers of acquired businesses, which in turn requires us to carry receivable balances for residential customers for the first time. This is in contrast to our residential customers that we have acquired through advertising and marketing who are charged immediately by credit card for heating oil deliveries. Over time we anticipate converting these acquired customers to the credit card based billing arrangement described below. We only intend to purchase customer lists and relationships when (a) doing so is justified strategically in terms of territorial expansion and (b) acquiring customers through marketing and selling activities is not practical due to market conditions, such as during the past year when prices have been unstable. In fiscal 2006, we purchased customer lists from two heating oil distributor at terms we believe are favorable to us, while in fiscal 2005, we purchased a customer list from one heating oil distributor at terms we believe are favorable to us.

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

Approximately 50% of our customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through our web site located at www.clickableoil.com. We deliver home heating oil approximately seven times each year to the average customer. We have credit cards on file for approximately 40% of our automatic customers and charge them promptly upon delivery, or we receive payment upon delivery (“COD”). Our customers can pay for fuel deliveries with cash, check or credit card or budget plan. We offer both fixed price plans for one or two years or variable price deals that fluctuate with the market. Approximately 10% of our customers are on a fixed price plan.

We contract with third party owner-operator fuel oil companies to deliver our fuel with their delivery trucks within 48 to 72 hours after orders are received. Additionally, all automatic customer deliveries are scheduled and given to truckers at least 7 days in advance (earlier if bad weather is forecasted). Truckers generally make deliveries in accordance with their existing routes, allowing sufficient time to make deliveries even during extreme weather conditions. Through-put agreements permit us to store inventory at a terminal and pay a fee to load our inventory out by truck as needed. This lowers our operating costs as we do not have idle fleet costs in the warm weather months. The fuel trucks have fuel capacities ranging from 2,800 to 5,500 gallons. Each vehicle is assigned to a specific delivery route, and services between fifteen and fifty customer locations per day depending on market density and customers' fuel requirements.

Suppliers

We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the Company utilizes a third party terminal to store our product for a per gallon fee. During the fiscal years ended March 31, 2006 and 2005, the Company purchased heating oil for resale from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”) in the amount of $186,379 and $125,983, respectively, or approximately 5% and 6%, respectively, of total heating oil purchased. NRG and Flaw are owned and managed by Messrs. Cirillo and Pipolo, both of whom are directors and officers of the Company.

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

Employees

As of March 31, 2006, the total number of our employees was nine, of which eight were full-time employees.

Retail Heating Oil Industry

Our business is highly competitive. In addition to competition from alternative energy sources, we compete with distributors offering a broad range of services and prices, from full service distributors similar to us, to those offering delivery only. Competition with other companies in the home heating oil industry is based primarily on customer service and price. Longstanding customer relationships are typical in the retail home heating oil industry. We, like many companies in the industry, deliver fuel oil to customers based upon weather conditions and historical consumption patterns without the customers having to make an affirmative purchase decision each time fuel oil is needed. In addition, most companies, including us, provide equipment repair service on a 24 hour-a-day basis, which tends to build customer loyalty. As a result, we may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other fuel oil distributors.

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

Home heating oil prices paid by consumers are determined by:

•	the cost of crude oil;
•	the cost of producing, marketing and distributing the oil;
•	the profits and losses of refiners, wholesalers and dealers; and
•	supply/demand equation often influenced by weather.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 711 South Columbus Avenue, Mount Vernon, New York 10550. Under the lease for the Mount Vernon office, which commenced on June 1, 2003 for a lease term of two years, monthly rent was $1,260 through December 31, 2003, and $1,470 from January 1, 2004 through May, 31, 2005. Beginning June 1, 2005, we began paying rent on a month-to-month basis and commenced negotiations for a new lease. The Company has continued on a month-to-month basis through the year ended March 31, 2006. The current monthly rent is approximately $1,860.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "CKEI". As of June 16, 2005, there were approximately 465 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the common stock on the Bulletin Board on June 16, 2006 was $0.0115. As of June 16, 2006, 310,956,826 shares of common stock were issued and outstanding, of which 217,389,466 were unrestricted shares with the remainder of 93,567,360 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the common stock for the last two fiscal years:

2004-2005

First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.75	$0.05

2005-2006

First Quarter	$0.55	$0.01
Second Quarter	$0.08	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.01

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The ability of an individual shareholder to trade its shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in the state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

Dividend Policy

We did not pay any dividends during the 2006 fiscal year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-B regarding our entering into a Securities Purchase Agreement for the private placement of $900,000 of convertible debentures and warrants to purchase shares of common stock on June 30, 2005 and our closing on that date on the sale of $650,000 of such convertible debentures and issuance of warrants to purchase 6,500,000 shares of common stock is incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

Pursuant to the Purchase Agreement described in that 8-K, on November 14, 2005, the Company sold an additional $250,000 of convertible debentures and issued warrants exercisable for 2,500,000 shares of common stock to the same investors. The Purchase Agreement originally required that a registration statement with respect to the shares issuable upon conversion of the debentures and exercise the warrant be in effect prior to the additional $250,000 investment. The investors waived this requirement, and no registration statement has been filed. The description of the terms of the debentures and warrants and applicable exemption from registration are incorporated herein from the foregoing 8-K.

The information required by Item 701 of Regulation S-B regarding our entering into a Securities Purchase Agreement for the private placement of $1,000,000 of convertible debentures and warrants to purchase shares of common stock on March 21, 2006 and our closing on March 22, 2006 on the sale of such convertible debentures and issuance of warrants to purchase 4,000,000 shares of common stock is incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended March 31, 2006 and 2005 included in the this Form 10-KSB.

Financial Condition

We had net losses of $(2,223,302) and $(1,254,402) during the years ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had a cash balance of $1,001,903 and current liabilities of $1,307,483 with obligations of $511,729 to trade creditors, $629,236 in interest payable and $131,369 in miscellaneous current liabilities, as well as total long-term obligations in the principal amount of $3,246,335 to convertible debenture holders and $85,643 miscellaneous non-current liabilities. As described in Note 6 to the consolidated financial statements, during the fiscal year ended March 31, 2006, we entered into two financing transactions with the holders of the Company’s convertible debentures pursuant to which we sold an aggregate of $1,900,000 of convertible debentures. As described in Note 11 to the consolidated financial statements, on April 4, 2006, we entered into a financial services agreement with an unrelated third party to serve as placement agent for a private placement of up to $15,000,000 of common stock. However, there is no assurance that our efforts to conduct such a private placement will be successful, and we therefore may not presently have sufficient cash or other assets to meet our current liabilities and other cash requirements arising in the next twelve months. In order to meet those obligations, we will need to raise cash from the additional sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2006 and 2005 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

During the year ended March 31, 2006, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers and directors of the Company, decreased in the net amount of $30,676. As of March 31, 2005, the non-interest bearing obligation of $15,965 from NRG and Flaw is included in due from related parties in current assets. During the years ended March 31, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $186,379 and $125,983, respectively.

During the years ended March 31, 2006 and 2005, the company paid NexGen Energy, LLC (“NexGen”), a company owned by Messrs. Cirillo, Pipolo and another stockholder, $201,506 and $114,001, respectively, for trucking to pick up and deliver of fuel. As of March 31, 2005, the Company owed $12,500 to NexGen for accrued and unpaid interest pertaining to an earlier obligation that was satisfied with the issuance of common stock effective January 27, 2004. During the year ended March 31, 2006, the Company satisfied this obligation.

During the years ended March 31, 2006 and 2005, the Company had fuel sales of $54,786 and $60,172, respectively, to NRG and Flaw.

Year Ended March 31, 2006 Compared To Year Ended March 31, 2005

Overall Results Of Operations

For the year ended March 31, 2006, we incurred an overall loss of $(2,223,302), or ($.02) per share, which was an increase of $968,899 from the net loss of $(1,254,402), or ($.02) per share for the prior period. The net losses for the years ended March 31, 2006 and 2005 include non-cash expenses including interest expense of $408,543 and $613,151, respectively, of which $207,347 and $383,333, respectively, relates to debt discount amortization expense, and expense charges for stock issued for services of $1,125,507 and $8,000, respectively. The year ended March 31, 2005 also includes $188,542 of amortization of deferred compensation and a gain of $250,000 for the forgiveness of interest accrued and unpaid for the convertible debentures. The increase in expense charges for stock issued for services and employee expenses are the principal causes of the increase of $968,899 in the loss from operations.

Sales

Total sales revenue for the year ended March 31, 2006 was $5,052,237 compared to $2,442,466 for the year ended March 31, 2005. The total increase of $2,609,771, or 106.8%, can be attributed principally to a sharp increase in the average selling price per gallon to $2.25 from $1.58, or 42.3%, caused by worldwide market conditions, and an increase in gallons sold of 45.3%. The increase in gallons sold is attributable to a larger customer base that increased principally through acquisition of three heating oil distributors’ businesses, and to a lesser extent marketing activities, partially offset by fewer degree days in the current period due to warmer weather conditions in January-March 2006 compared to the same period in 2005.

Gross Profit

Gross profit increased by $394,092 to $479,283, or 463%, for the year ended March 31, 2006 compared to $85,191 for the year ended March 31, 2005. We also experienced an increase in gross margin to 9.5% from 3.5% for the year ended March 31, 2006 compared to the year ended March 31, 2005. The increase in gross profit is attributable to both the increase in gallons sold and the gross margin increase. The latter is principally due to the relatively more rapid and dramatic increase in product cost and rising transportation expenses experienced in the year ended March 31, 2005 compared to that experienced in the current year. This typically has an adverse impact on margins since heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market. Conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market which is to the advantage of heating oil retailers such as us. Gross profit in the earlier period was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in the fiscal year.

Fuel oil costs, inclusive of delivery expenses, averaged $2.03 per gallon during the current year compared to $1.52 in the prior year, or an increase of 33.5%. The effect of the relatively lower percentage increase in fuel oil cost compared to the percentage increase in average selling price was to increase both gross profit and gross margin for current year.

Operating Expenses

Total operating expenses for the year ended March 31, 2006 increased by $1,327,910 to $2,327,238 from $999,328 for the year ended March 31, 2005, due principally to an increase in expense charges for stock issued for services to consultants to $247,100 from $8,000 and to two executive officers to $719,200 from $0, and employee compensation to $526,241 from $316,926.

Other Income (Expense)

Interest expense decreased $204,608 to $408,543 for the year ended March 31, 2006 from $613,151, for the year ended March 31, 2005, attributable to lower debt discount expense, as well as the reduction of interest charges on convertible debentures due to the greater effect of conversions of convertible debentures compared to the issuance of new convertible debentures.

Year Ended March 31, 2005 Compared To Year Ended March 31, 2004

Overall Results Of Operations

For the year ended March 31, 2005, we incurred an overall loss of $(1,254,402), or ($.02) per share, which was a decrease of $64,675 from the net loss of $(1,319,077), or ($.03) per share for the prior period. The net losses for the years ended March 31, 2005 and 2004 included non-cash expenses, including interest expense of $613,151 and $641,062, respectively, of which $383,333 and $416,667, respectively, related to debt discount amortization expense, and expense charges for stock issued for services of $8,000 and $213,958, respectively. The results for the year ended March 31, 2005 also included $188,542 of amortization of deferred compensation and a gain of $250,000 for the forgiveness of interest accrued and unpaid for the convertible debentures. The gain for the forgiveness of interest offset an increase of $233,918 in the loss from operations.

Sales

Total sales revenue for the year ended March 31, 2005 was $2,442,466 compared to $1,879,565 for the year ended March 31, 2004. The total increase of $562,901, or 29.9%, can be attributed principally to a sharp increase in the average selling price per gallon to $1.58 from $1.23, or 28%, caused by world market conditions, and an increase in gallons sold of 2%. The increase in gallons sold is attributable to a larger customer base that increased principally through marketing activities, partially offset by fewer degree days in January and February 2005 as compared to the same period in 2004.

Gross Profit

Gross profit decreased by $167,245 to $85,191, or 66.3%, for the year ended March 31, 2005 compared to $252,436 for the year ended March 31, 2004, while gross margin decreased to 3.5% from 13.4% from period to period. This is principally due to the rapid and dramatic increase in product cost and rising transportation expenses experienced in the year ended March 31, 2005. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. Gross profit in fiscal 2005 was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in fiscal 2005. This action resulted in fuel oil purchases at a higher average cost of $1.52 per gallon during fiscal 2005 as compared to $1.07 in the prior year, the effect of which was to reduce gross profit fiscal 2005 by approximately $52,000, and contributed to the decrease in gross margin.

Operating Expenses

Total operating expenses for the year ended March 31, 2005 increased by $66,673 to $999,328 from $932,655 for the year ended March 31, 2004 due principally to increases in employee compensation, amortization of deferred compensation and professional fees associated with debt restructuring and financing matters, offset by a $42,000 reduction in advertising expense.

Other Income (Expense)

Interest expense decreased $27,911 to $613,151 for the year ended March 31, 2005 from $641,062, for the year ended March 31, 2004, attributable to slightly lower debt discount expense, as well as the reduction in the convertible debentures interest rate to 8% from 10% in connection with the October 15, 2004 amendment described in Note 5 to the consolidated financial statements accompanying the Company’s Report on Form 10-KSB for the year ended March 31, 2005.

Liquidity and Capital Resources

Overview

As of March 31, 2006, we had a cash balance of $1,001,903 and a negative cash flow from operations of $697,503. Since inception through the period ended March 31, 2006, we have financed our operations through private placements of both debt and equity and through loans from related parties. As of March 31, 2006, we have available an unused line of credit for $100,000.

On March 21, 2006, the Company entered into Securities Purchase Agreement with AJW Partners, LLC and related funds for the sale of $1,000,000 of 6% three-year secured convertible debentures (the “Notes”). Closing under the Securities Purchase Agreement occurred on March 22, 2006. In addition to the Notes, at closing the Company issued warrants exercisable for 4,000,000 shares of common stock at $.10 per share. We do not believe that the proceeds from the Notes will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% three-year secured convertible debentures and closed on the sales of the convertible debentures in the amounts of $650,000 and $250,000, before expenses, on June 30, 2005 and November 14, 2005, respectively.

On October 15, 2004, the Company entered into two contemporaneous transactions with the holders of the Company’s convertible debentures pursuant to which we restructured the terms of the convertible debentures and sold 1,200 shares of Series A Preferred Stock for $1,200,000 in cash, before transaction expenses in the amount of $28,343.

Prior to the restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,517,949 before discount) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

•	Extension of the then-expired maturity dates of all convertible debentures to October 15, 2007;

•	Modification of the conversion price by eliminating the ceiling price of $.05 per share;

•	Lowering the interest rate to 8% from 10%; and

•	Forgiveness of $250,000 of interest accrued and unpaid for the debentures. The gain associated with this reduction in accrued interest is reported in the accompanying statements of operations.

As of March 31, 2006, the Company owed, in the aggregate, $3,246,335 on all of the convertible debentures and $629,236 of related accrued interest that is included in current liabilities. As of March 31, 2006, none of the related stock purchase warrants had been exercised.

Each convertible debentures issue sold contains a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company’s common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, an amount equal to each convertible debentures issue is recorded as a discount on the debt and as a component of additional paid-in capital at the time of the sale. Such amounts are accreted over the respective terms of each convertible debenture issue as interest expense in accordance with EITF 00-27. For the years ended March 31, 2006 and 2005, the Company accreted $207,347 and $383,333, respectively, of debt discount as interest expense.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency of $337,000 at March 31, 2006; accordingly, it does not have legally available funds available to declare and pay a dividend, and, as of March 31, 2006, a dividend arrearage on the Series A Preferred Stock aggregated approximately $106,000. Other provisions relating to the Series A Preferred Stock include:

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

•
Mandatory redemption provisions are effective if and when the Company fails to issue shares of common stock to holders of the Series A Preferred Stock upon exercise of conversion rights, or the common stock of the Company fails, after having been initially listed, to remain listed on the Over-the-Counter Bulletin Board, NASDAQ National Market, NASDAQ Small Cap Market, New York Stock Exchange or American Stock Exchange, for any reason within the control of the Company.

•	The Company may elect to optionally redeem the Series A Preferred Stock in an amount equal to 120% of the Stated Value of each share, accrued and unpaid dividends, and any other amounts owed.

•
Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company’s common stock during the 20-day trading period prior to the date of a conversion notice. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $212,000, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the year ended March 31, 2006, amortization of $71,000 was charged to accumulated deficit.

•
So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

The report of the independent certified public accountants on our consolidated financial statements as of March 31, 2006 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $6,674,248 of March 31, 2006. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and additional financings, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months although as of March 31, 2006 we had $1,307,483 of current liabilities and working capital of $634,244. There can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next twelve months we will need additional financing to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow.

The Company has total liabilities and contractual obligations of $4,639,461 as of March 31, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

Contractual Obligations	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,246,335	$-	$3,246,335
Accounts Payable and Accrued Expenses	569,228	569,228	-
Installment obligation [1]	105,788	39,185	66,603
Accrued Interest	629,236	629,236	-
Other	88,874	69,835	19,039
Total Contractual Obligations	$4,639,461	$1,307,484	3,331,977

[1]
The purchase price of a customer list acquired by the Company during the year ended March 31, 2006 included an obligation to make 36 fixed monthly installment payments of $4,000 each, or $144,000 in total. The Company recorded a discounted liability in the amount of $123,964, of which a balance of $105,788 is remaining at March 31, 2006.

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2006 and 2005:

Net Cash Used In Operating Activities

Net cash used in operating activities was $697,503 and $830,669 in the years ended March 31, 2006 and 2005, respectively. The cash used in operating activities for the year ended March 31, 2006 was principally the result of a net loss of $2,223,302, a seasonal increase in accounts receivable of $288,694 attributable to a higher level of sales volume and the addition of customers not paying by credit card, offset by non-cash charges of $1,125,507 for charges for stock issued for services and $317,051 for other items, a seasonable increase in accounts payable and accrued expenses of $180,971 attributable to increased spending and an increase in accrued interest of $195,205. The use of cash in operating activities for the year ended March 31, 2005 was principally the result of a net loss of $1,254,402, a seasonal increase in accounts receivable of $204,856, offset by non-cash charges of $692,490 and an increase in accrued interest of $228,644.

Net Cash Used In Investing Activities

We used $399,494 and $95,945, respectively, during the years ended March 31, 2006 and 2005, respectively, for the acquisition of customer lists in both fiscal years, and fixed assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended March 31, 2006 was $1,725,991, principally attributable to the proceeds from convertible debentures of $1,856,667, net of financing costs, offset by a net decrease in related party debt of $30,676. Net cash provided by financing activities for the year ended March 31, 2005 was $1,168,620, principally from funds provided by the sale of convertible debentures of $1,171,657, net of financing costs.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items, such as idle facility costs, excessive spoilage, double freight and rehandling costs, to be treated as expenses in the current period, regardless if they are abnormal amounts or not. SFAS No. 151 will become effective for the Company in the first quarter of 2006. The Company is primarily a service provider and as such the adoption of SFAS No. 151 is not expected to have significant effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its quarter ending June 30, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact, if any, that it will have on its financial statement presentation or disclosures.

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

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF No. 05-1, Accounting for the Conversion of an Instrument that Becomes Convertible upon the Issuer’s Exercise of a Call Option (“EITF No. 05-1”) that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB ratified EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF No. 05-4, The Effect of a Liquidated Damages Clause in a Freestanding Financial Instrument subject to EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

Risks Related To Our Business

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the fiscal years ended March 31, 2006 and 2005, we had net losses of $2,223,302 and $1,254,402, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated June 13, 2006 on our consolidated financial statements for the fiscal year ended March 31, 2006, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit from increasing sales and/or to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE TYPICALLY HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had working capital as of March 31, 2006 solely as a result of the sale of convertible debentures in the amount of $1,000,000 on March 21, 2006. Our current liabilities would have exceeded our current assets by $356,756. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. While we had working capital as of March 31, 2006, there can be no assurances that we will be successful in developing our business and achieving a profitable level of operations, or be able to raise funding through the sale of equity or incurrence of debt financing, sufficient to meet our cash needs in the next twelve months.
.
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

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

While we have been able to obtain additional financing from the holders of our convertible debentures, we currently have no legally binding commitments with them or any third parties to obtain any amount of additional equity or debt financing. Our principal stockholders have limited financial resources and may not be able to continue to lend funds to us. We may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $1,900,000 of convertible debentures during the fiscal year ended March 31, 2006, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 15, 2007 and the additional debentures issued during the fiscal year ended March 31, 2006 with maturity dates of June 30, 2008 and March 22, 2009. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of June 16, 2006, we had 310,956,826 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 962,704,467 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below a market price of $0.0115 per share on June 16, 2006:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0086	933,456,198	92%
50%	$0.0058	1,391,684,297	95%
75%	$0.0029	2,766,368,593	97%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,834,758 through June 16, 2006 due to conversions into shares of our common stock, are due and payable, with 8% interest, at various dates commencing October 15, 2007. During the fiscal year ended March 31, 2006, we closed on an additional $900,000 of convertible debentures on June 30, 2005 that are due and payable, with 10% interest, on June 30, 2008, and $1,000,000 of convertible debentures on March 22, 2006 that are due and payable, with 6% interest, on March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures on such dates. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There can be no assurance that the active trading market that developed during fiscal 2006 will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock was only relisted by the NASD in March 2005, at which time trading resumed. In the foreseeable future our common stock is likely to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2006 have been examined to the extent indicated in their report by Simontacchi & Company, LLP., independent certified accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned consolidated financial statements are included in this Report on Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 8, 2005 and on our Current Report on Form 8-K/A filed with the SEC on January 26, 2006, we dismissed Weinberg & Company, P.A. as the auditor for Clickable Enterprises, Inc. on November 8, 2005. Effective November 7, 2005 we engaged Simontacchi & Company, LLP ("Simontacchi") to serve as the independent public accountants to audit our financial statements for the fiscal year ending March 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control Over Financial Reporting:

There were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2006.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers and their principal offices and positions. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and officers are as follows:

Name and Address	Age	Position

Nicholas Cirillo, Jr.	43	Chief Executive Officer, President and
c/o ClickableOil.com, Inc.		Director
711 South Columbus Avenue
Mount Vernon, NY 10550

Guy Pipolo	43	Chief Operating Officer, Chief Financial
c/o ClickableOil.com, Inc.		Officer and Director
711 South Columbus Avenue
Mount Vernon, NY 10550

David Rodgers	53	Secretary and Director
c/o ClickableOil.com, Inc.
711 South Columbus Avenue
Mount Vernon, NY 10550

Nicholas Cirillo, Jr. is the Chief Executive Officer, President and co-founder of Clickable Enterprises, Inc. Effective, as of the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Cirillo was appointed President and Director of the Company. Prior to this, Mr. Cirillo co-founded, along with Guy Pipolo, National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1987 to 1995, Mr. Cirillo was a Manager with Cibro Petroleum where his responsibilities included overseeing the hedging and purchasing strategies for over $1 billion in home heating oil. Mr. Cirillo was also employed by Bear Stearns and by a privately held petroleum trading company. He received his Bachelor of Arts in Economics from Georgetown University, and his Masters of Business Administration from Fordham University.

Guy Pipolo is the Chief Operating Officer, Chief Financial Officer and co-founder of Clickable Enterprises, Inc. Effective, as of the June 6, 2003 merger with ClickableOil.com, Inc., Mr. Pipolo was appointed Chief Operating Officer, Chief Financial Officer and Director of the Company. Prior to this, Mr. Pipolo co-founded along with Mr. Cirillo National Retailers Group (which later became ClickableOil.com, Inc., when National Retailers Group became an Internet-based company), a New-York based discount oil company that provided purchasing, hedging and logistical services to wholesale terminal operations in both the Bronx and Westchester, marketed #4 and #6 oil to commercial customers in New York, Connecticut and Massachusetts, and offered homeowners reduced-priced oil using state-of-the-art distribution strategies. From 1988 to 1995, Mr. Pipolo was the Supply Manager with Cibro Petroleum. Mr. Pipolo earned his Bachelor of Business Administration in Finance from Iona College.

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

The Company does not have a separately-designated standing Audit Committee. The entire Board of Directors is acting as the Company’s Audit Committee in accordance with Section 3(a)(58)(B) of the Exchange Act. The Board of Directors has determined that no member of the Board of Directors qualifies as an audit committee financial expert (as defined in Item 401(e)(2) of Regulation S-B).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended March 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation paid by us to our Chief Executive Officer and our other executive officer (the “Named Executive Officers”) for the fiscal years 2006, 2005 and 2004. Other than as set forth below, no Named Executive Officers’ salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other	Restricted
				Annual	Stock	Options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
Nicholas Cirillo, Jr.	2006	53,846	0	0	348,000(1)	0	0	0
CEO and President	2005	15,000	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Guy Pipolo	2006	53,846	0	0	348,000(1)	0	0	0
COO and CFO	2005	15,000	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

(1) At the end of the Company’s last completed year, each of Messrs. Cirillo and Pipolo had aggregate restricted stock holdings of 15,000,000 shares of common stock valued at $450,000 based upon the value of the Company’s common stock as of March 31, 2006 ($0.03 per share). Such restricted stock was awarded on February 2, 2006 pursuant to the Company’s 2006 Stock Plan and vested in full immediately upon the date of grant. No dividends will be paid on such restricted stock.

During the last fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

Employment Agreement

None of the Company’s current executive officers has an employment or severance agreement with the Company, and each executive officer’s employment may be terminated at any time at the discretion of the Board of Directors.

Director Compensation

None of the Company’s directors are compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of June 16, 2006 for:

•	each person who beneficially owns more than five percent of the common stock;

•	each of our directors;

•	the Named Executive Officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Clickable Enterprises, Inc., 711 South Columbus Avenue, Mount Vernon, New York 10550.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 310,956,826 shares of common stock outstanding as of June 16, 2006.

	Common Stock Beneficially Owned
Name and Address	Number	Percent

Nicholas Cirillo, Jr. (1)	34,932,420	11.2%
Guy Pipolo (1)	34,932,420	11.2%
David Rodgers (1)	19,030,020	6.1%

All Executive Officers and Directors as a Group	88,894,860	28.6%

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

EQUITY COMPENSATION PLANS

On February 4, 2004, the Company filed an S-8 Registration Statement to register 10,000,000 shares of common stock at a proposed maximum offering price of $.05 per share under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). On February 6, 2006, the Company filed an S-8 Registration Statement to register 50,000,000 shares of common stock at a proposed maximum offering price of $.024 per share under the Company’s 2006 Stock Plan (the “2006 Plan”).]

The purpose of each Plan is to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash.

An aggregate of 14,000,000 and 160,000 common shares were issued to consultants pursuant to the Plans during the years ended March 31, 2006 and 2005, respectively, and an additional 31,000,000 common shares were issued to Messrs. Cirillo, Pipolo and another stockholder pursuant to the 2006 Plan during the year ended March 31, 2006.

The following table sets forth information, as of March 31, 2006, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None

Equity compensation plans not approved by security holders	None	N/A	8,840,000(1)

Total	None	N/.A	8,840,000

(1)	Securities have been issued in the form of restricted stock and securities are issuable pursuant to the Company’s 2004 Stock Incentive Plan or 2006 Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as follows:

During the year ended March 31, 2006, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers and directors of the Company, decreased in the net amount of $30,676. As of March 31, 2005, the non-interest bearing obligation of $15,965 from NRG and Flaw is included in due from related parties in current assets. During the years ended March 31, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $186,379 and $125,983, respectively.

During the years ended March 31, 2006 and 2005, the company paid NexGen Energy, LLC (“NexGen”), a company owned by Messrs. Cirillo, Pipolo and another stockholder, $201,506 and $114,001, respectively, for trucking to pick up and delivery of fuel. As of March 31, 2005, the Company owed $12,500 to NexGen for accrued and unpaid interest pertaining to an earlier obligation that was satisfied with the issuance of common stock effective January 27, 2004. During the year ended March 31, 2006, the Company satisfied this obligation.

During the years ended March 31, 2006 and 2005, the Company had fuel sales of $54,786 and $60,172, respectively, to NRG and Flaw.

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

4.3
Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our Current Report on Form 8-K filed August 14, 2001).

4.4
Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to AJW Partners, LLC (Incorporated by reference to our Current Report on Form 8-K filed August 14, 2001).

Exhibit No.	Description(1)
4.5	Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

4.6	Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

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

4.19
Securities Purchase Agreement, dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (filed herewith).

4.20	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.19 (filed herewith).

Exhibit No.	Description(1)
4.21	Form of Stock Purchase issued in connection with Exhibit 4.19 (filed herewith).

4.22
Security Agreement dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (filed herewith).

10.1	Independent Contractor/Trucking Agreement dated March 2004 (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.2
Terminal Agreement dated October 2000 between ClickableOil.com, Inc. and New Hyde Park Oil Terminal, LLC (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.3
Independent Contractor Agreement dated June 2002 between ClickableOil.com, Inc. and NexGen Energy, LLC. (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.4	Purchase Agreement, dated as of September 20, 2005, by and between ClickableOil.com, Inc. and Mr. Patsy Rubbino (filed herewith).

10.5	Asset Purchase Agreement, dated as of July 15, 2005, entered into by and among Clickable Enterprises, Inc. and Allamuchy Transport, Inc. (filed herewith).

10.6*	Clickable Enterprises, Inc. 2004 Incentive Stock Plan (Incorporated by reference to Exhibit to our Registration Statement on Form S-8 filed on February 6, 2004).

10.7*	Clickable Enterprises, Inc. 2006 Stock Plan (Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-8 filed on February 7, 2006).

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Report on Form 10-KSB for the year ended March 31, 2005 filed on July 14, 2005).

16
Letter from Weinberg & Company, P.A., addressed to the Securities and Exchange Commission regarding its agreement to the statements made in our Current Report on Form 8-K/A filed on January 26, 2006 (incorporated herein by reference to Exhibit 16 to our Current Report on Form 8-K/A filed on January 26, 2006).

21	Subsidiaries of the Small Business Issuer (filed herewith).

23	Consent of Accountants (filed herewith).

31.1	Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-23737.
* Management contract or management compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accountant were $61,625 and $83,457 for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2006 and 2005, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years. Simontacchi, the Company’s present principal accountant, billed $42,750 in the fiscal year ended March 31, 2006 and $0 in the fiscal year ended March 31, 2005. Weinberg, the Company’s former principal accountant, billed $18,875 in the fiscal year ended March 31, 2006 and $83,457 in the fiscal year ended March 31, 2005.

Audit-Related Fees. No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fees.”

Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees.  Other than the services described above, no other fees were billed by the principal accountant for the fiscal years ended March 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.

By:	/s/ Nicholas Cirillo, Jr.
Name: Nicholas Cirillo, Jr.
Title: President and Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2006

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas Cirillo, Jr.
Nicholas Cirillo, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2006

/s/ Guy Pipolo
Guy Pipolo	Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	June 29, 2006

/s/ David Rodgers
David Rodgers	Secretary and Director	June 29, 2006

EXHIBIT INDEX

Exhibit No.	Description(1)
3(i)(a)	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB filed February 6, 1998).

3(i)(b)	Certificate of Amendment (Incorporated by reference to our Registration statement on Form SB-2/A filed on May 14, 2004).

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

4.3
Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to New Millennium Capital Partners II, LLC (Incorporated by reference to our Current Report on Form 8-K filed August 14, 2001).

4.4
Silver Ramona Mining, Inc. 10% Secured Convertible Debenture due August 13, 2003 in the principal sum of $125,000, issued to AJW Partners, LLC (Incorporated by reference to our Current Report on Form 8-K filed August 14, 2001).

4.5	Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

4.6	Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

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

Exhibit No.	Description(1)
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

4.19
Securities Purchase Agreement, dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (filed herewith).

4.20	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.19 (filed herewith).

4.21	Form of Stock Purchase issued in connection with Exhibit 4.19 (filed herewith).

4.22
Security Agreement dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (filed herewith).

10.1	Independent Contractor/Trucking Agreement dated March 2004 (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.2
Terminal Agreement dated October 2000 between ClickableOil.com, Inc. and New Hyde Park Oil Terminal, LLC (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

Exhibit No.	Description(1)
10.3	Independent Contractor Agreement dated June 2002 between ClickableOil.com, Inc. and NexGen Energy, LLC. (Incorporated by reference to our Amended Registration Statement on Form SB-2/A filed on May 14, 2004).

10.4	Purchase Agreement, dated as of September 20, 2005, by and between ClickableOil.com, Inc. and Mr. Patsy Rubbino (filed herewith).

10.5	Asset Purchase Agreement, dated as of July 15, 2005, entered into by and among Clickable Enterprises, Inc. and Allamuchy Transport, Inc. (filed herewith).

10.6*	Clickable Enterprises, Inc. 2004 Incentive Stock Plan (Incorporated by reference to Exhibit to our Registration Statement on Form S-8 filed on February 6, 2004).

10.7*	Clickable Enterprises, Inc. 2006 Stock Plan (Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-8 filed on February 7, 2006).

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Report on Form 10-KSB for the year ended March 31, 2005 filed on July 14, 2005).

16
Letter from Weinberg & Company, P.A., addressed to the Securities and Exchange Commission regarding its agreement to the statements made in our Current Report on Form 8-K/A filed on January 26, 2006 (incorporated herein by reference to Exhibit 16 to our Current Report on Form 8-K/A filed on January 26, 2006).

21	Subsidiaries of the Small Business Issuer (filed herewith).

31.1	Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1) In the case of incorporation by reference to documents filed by the registrant under the Securities Exchange Act of 1934, as amended, the registrant’s file number under the Exchange Act is 000-23737.
* Management contract or management compensatory plan or arrangement.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
MARCH 31, 2006 AND 2005

CLICKABLE ENTERPRISES, INC.
AND SUBSIDIARY

CONTENTS

PAGE	F-i	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-1	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F-3	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F-4-F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGES	F-6-F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Clickable Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements of Clickable Enterprises, Inc. as of March 31, 2005 and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements and added a paragraph that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern and listed various matters related to the Company’s ability to continue as a going concern in their report, dated June 21, 2005.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2006,and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company had a net loss of $2,223,302 and a negative cash flow from operations of $697,503 for the year ended March 31, 2006 and a stockholders' deficiency of $336,532 at March 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi & Company, LLP
Rockaway, New Jersey
June 13, 2005

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Clickable Enterprises, Inc.
(formerly Achievement Tec Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. (formerly Achievement Tec Holdings, Inc.) and Subsidiary as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 21, 2005

(Except for Note 11 as to which the date is July 5, 2005)

Note: This report is a copy of the previously issued and the predecessor auditor has not reissued the report.

F-ii

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash	$1,001,903	$372,909
Accounts receivable, net	577,892	311,858
Inventory	47,349	16,592
Prepaid expenses	217,597	23,276
Due from related parties	15,965	-
Debt financing costs, net	81,022	-
Total Current Assets	1,941,728	724,635
Property and equipment, net	75,458	64,561
Intangible asset, net	526,422	192,465
Other assets	66,668	69,260
TOTAL ASSETS	$2,610,275	$1,050,921

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$569,228	$375,556
Note payable	39,185	120,750
Due to related parties	-	14,711
Customer deposits	69,835	45,003
Accrued interest	629,236	437,382
Total Current Liabilities	1,307,483	993,402
Long Term Liabilities
Convertible debentures, net of discount of $1,692,653 and $0	1,553,682	2,517,949
Notes payable	66,604	-
Other accrued expenses	19,039	-
TOTAL LIABILITIES	2,946,807	3,511,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 10,000,000 shares authorized
Series A 6% cumulative preferred stock, $.001 par value,
1,200 shares authorized, issued and outstanding	1	1
Common stock, $.001 par value, 500,000,000
shares authorized, 239,956,826 and 74,296,826 shares issued
and outstanding, respectively	239,957	74,297
Additional paid-in capital	6,003,266	1,845,629
Deferred compensation	94,492	-
Accumulated deficit	(6,674,248)	(4,380,357)
TOTAL STOCKHOLDERS' DEFICIENCY	(336,532)	(2,460,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,610,275	$1,050,921

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
FUEL SALES (including related party sales of $54,786 and $60,172, respectively)	$5,052,237	$2,442,466
COST OF SALES	4,572,954	2,357,275
GROSS PROFIT	479,283	85,191

OPERATING EXPENSES
Selling, general and administrative	2,240,194	918,090
Depreciation and amortization	87,044	81,238
TOTAL OPERATING EXPENSES	2,327,238	999,328

LOSS FROM OPERATIONS	(1,847,955)	(914,137)

OTHER INCOME (EXPENSE)
Forgiveness of accrued interest	-	250,000
Other income	33,196	22,886
Income from forgiveness of debt
Interest expense	(408,543)	(613,151)
TOTAL OTHER INCOME (EXPENSE)	(375,347)	(340,265)

Loss before provision for income taxes	(2,223,302)	(1,254,402)

Provision for income taxes	-	-

NET LOSS	(2,223,302)	(1,254,402)

Amortization of beneficial conversion
feature on Series A Preferred Stock	(70,588)	(35,294)

Net loss available to common stockholders	$(2,293,890)	$(1, 289,696)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	99,020,655	74,192,936

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Series A				Additional
	Series A Preferred Stock		Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, March 31, 2004	-	-	74,136,826	$74,137	$630,839	$(188,542)	$(3,090,661)	$(2,574,227)
Amortization of deferred services	-	-	-	-	-	188,542	-	188,542
Stock issued to consultant for Services	-	-	160,000	160	7,840	-	-	8,000
Issuance of Series A preferred stock, net of transaction costs	1,200	1	-	-	1,171,656	-	-	1,171,657
Amortization of Series A preferred
stock beneficial conversion	-	-	-	-	35,294	-	(35,294)	-
Net loss, 2005	-	-	-	-	-	-	(1,254,402)	(1,254,402)

Balance, March 31, 2005	1,200	$1	74,296,826	74,297	1,845,629	-	(4,380,357)	(2,460,430)
Conversion of Debentures	-	-	120,660,000	120,660	1,050,954	-	-	1,171,614
Beneficial conversion feature of convertible debentures	-	-	-	-	1,163,167	-	-	1,163,167
Warrants issued (convertible debentures & consultants)	-	-	-	-	693,500	94,492	-	787,992
Amortization of Series A Preferred Stock beneficial conversion	-	-	-	-	70,588	-	(70,588)	-
Stock issued to consultants for services	-	-	14,000,000	14,000	491,228	-	-	505,228
Stock issued to officers for services	-	-	31,000,000	31,000	688,200	-	-	719,200
Net loss, 2006	-	-	-	-	-	-	(2,223,302)	(2,223,302)

Balance, March 31, 2006	1,200	$1	239,956,826	$239,957	$6,003,266	$94,492	$(6,674,248)	$(336,532)

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,223,302)	$(1,254,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,044	81,238
Provision for bad debts	22,660	31,297
Amortization of beneficial conversion debt discount expense	207,347	383,333
Stock issued for services	1,125,507	8,000
Recognition of deferred compensation	-	188,542
Gain on debt forgiveness	-	(250,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(288,694)	(204,856)
Inventory	(30,757)	(5,448)
Prepaid expenses	(908)	(10,276)
Other assets	2,592	(61,922)
Increase (decrease) in:
Accounts payable and other accrued expenses	180,971	2,801
Accrued interest	195,205	228,644
Customer deposits	24,832	32,381
Net cash used in operating activities	(697,503)	(830,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,384)	(20,945)
Acquisition of intangible asset	(369,110)	(75,000)
Net cash used in investing activities	(399,494)	(95,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	-
Increase in note payable	-	-
Payments of financing costs	(100,000)	-
Decrease in due to related parties	(30,676)	(3,037)
Net proceeds from issuance of convertible debentures	1,856,667	-
Net proceeds from issuance of preferred stock	-	1,171,657
Net cash provided by financing activities	1,725,991	1,168,620

NET INCREASE IN CASH	628,994	242,007
CASH AT BEGINNING OF YEAR	372,909	130,902

CASH AT END OF YEAR	$1,001,903	$372,909

Interest paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2006, convertible debentures in the principal amount of $1,171,614 were converted into 120,660,000 shares of common stock.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

During the year ended March 31, 2006, stock purchase warrants exercisable for 13,000,000 shares of common stock were issued in connection with closings on $1,900,000 of convertible debentures, resulting in an aggregate discount on the convertible debentures of $1,856,667, with a corresponding increase in additional paid-in capital.

During the year ended March 31, 2006, in connection with an acquisition of a business, the entire $24,036 balance of accounts receivable due from the seller was reclassified from accounts receivable to intangible assets.

During the year ended March 31, 2006, in connection with an acquisition of a business, $186,965 of the purchase price was recorded as notes payable and accrued expenses, $47,678 in current liabilities, and $139,287 in long-term liabilities.

During the year ended March 31, 2006, 14,000,000 shares of common stock were granted in connection with three financial services agreements, resulting in a cost of $505,228, with corresponding aggregate increases in common stock and additional paid-in capital in stockholders’ deficiency.

During the year ended March 31, 2006, 31,000,000 shares of common stock were granted to three executive officers, resulting in a cost of $719,200, with corresponding aggregate increases in common stock and additional paid-in capital in stockholders’ deficiency.

During the year ended March 31, 2006, stock purchase warrants exercisable for 7,500,000 shares of common stock were issued in connection with a financial services agreement, resulting in a cost of $94,492, with a corresponding increase in deferred compensation in stockholders’ deficiency.

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Recent Company History

Clickable Enterprises, Inc., through its wholly-owned subsidiary ClickableOil.com, Inc. (“ClickableOil.com”) (incorporated in the State of Delaware on April 4, 2000), provides a low cost and highly efficient means of servicing the heating oil market through an Internet based approach. Clickable Enterprises, Inc. and ClickableOil.com, (collectively, the “Company”) streamline the process of heating oil ordering and delivering through providing a more accessible point of contact for the customer. The Company subcontracts with local delivery companies to deliver the heating oil to its customers.

(B) Revenue Recognition

The Company recognizes revenue at the time heating oil is delivered to customers.

(C) Concentrations of Credit Risk from Deposits in Excess of Insured Limits

The Company's cash balances on deposit with two banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000 per banking institution. The Company is exposed to risk for the amounts of funds held in one bank in excess of the insurance limit by approximately $478,000 and in the other bank by $314,000. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

The Company performs on-going evaluations of its customers’ financial condition and requires no collateral from its customers.

(D) Inventory

Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

(E) Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended March 31, 2006 and 2005.

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

The Company recorded no current or deferred income tax expense (benefit) for the years ended March 31, 2006 and 2005. As set forth below, the deferred tax asset of approximately $3,462,000 arising from the Company's ability to carry forward its net operating losses of approximately $10,182,000 to future years expiring at various dates through 2025 has been fully offset by a valuation allowance because the future utilization of the deferred tax asset is uncertain:

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005
	Deferred Tax	Valuation	Deferred Tax
	Asset, Gross	Allowance	Asset, Net
Balance, March 31, 2005	$2,706,000	$2,706,000	$-
Increase during year	756,000	756,000	-
Balance, March 31, 2006	$3,462,000	$3,462,000	$-

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

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and other accrued expenses, note payable and related party payables, approximate fair value due to the short-term maturities of these instruments. The carrying value of the convertible debentures approximates the fair value based on the effective interest rates compared to current market rates. Long-term debt consisting of convertible debentures approximate fair value based upon debt terms for entities under similar terms.

(I) Advertising Costs

Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2006 and 2005 were $67,915 and $67,042, respectively.

(J) Loss Per Share

Basic and diluted net loss per common share for the years ended March 31, 2006 and 2005 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods. Based on the closing market price of the Company’s common on March 31, 2006, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 482,966,833 and 70,588,235, respectively. In addition to the effect of the assumed conversions, 17,000,000 stock purchase warrants were exercisable at March 31, 2006, and also not included in the weighted average number of common shares outstanding.

(K) Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for the Company in the first quarter of fiscal 2006. The Company is primarily a service provider and as such the adoption of SFAS No. 151 is not expected to have significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its quarter ending June 30, 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact, if any, that it will have on its financial statement presentation or disclosures.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

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

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF No. 05-1, Accounting for the Conversion of an Instrument that Becomes Convertible upon the Issuer’s Exercise of a Call Option (“EITF No. 05-1”) that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB ratified EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19 ETIF No. 05-2 also retained the exemption under ETIF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stick having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

(L) Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) per share on the notes to the consolidated financial statements. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” (SFAS 148), amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure requirements of SFAS no. 148. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. There were no stock options outstanding during the periods presented. Accordingly, pro forma amounts as to net income (loss) and net income (loss) per share have not been presented.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

(M) Segment Information

The Company’s business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

(N) Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2006 and 2005 consisted of the following:

	2006	2005
Accounts receivable-trade	$620,492	$322,073
Less allowance for doubtful accounts	(42,600)	(10,215)
	$577,892	$311,858

For the years ended March 31, 2006 and 2005, the Company recorded bad debt expense of $22,660 and $31,297, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 and 2005 consisted of the following:

	2006	2005

Office equipment	$3,572	$9,422
Computer equipment and software	111,876	84,472
	115,448	93,894
Less: accumulated depreciation	(39,990)	(29,333)

	$75,458	$64,561

Total depreciation expense for the years ended March 31, 2006 and 2005 was $19,487 and $14,963, respectively.

NOTE 4 DEBT FINANCING COSTS

Debt financing costs, which relate to the $800,000 of convertible debentures (See Note 6), as of March 31, 2006 and 2005 consisted of the following:

	2006	2005

Debt financing costs	$100,000	$149,500
Less: accumulated amortization	(18,978)	(149,500)

	$81,022	$-

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

Total amortization expense for the years ended March 31, 2006 and 2005 was $18,978 and $62,990, respectively.

NOTE 5 INTANGIBLE ASSET

The Company entered into an Agreement of Sale dated February 10, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price consisted of a $75,000 payment at closing and a promissory note for a contingent payment due January 10, 2006, estimated at $120,750, based on a formula utilizing the gross profit realized on heating oil sold to the purchased customers in the 12-month period ending January 10, 2006. The actual payment of $91,377 was made in March 2006, and an appropriate adjustment was made to the purchase price.

The Company closed on an Asset Purchase Agreement dated September 20, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price of $256,965 consisted of a $70,000 payment at closing and 36 fixed monthly installment payments of $4,000 each, and potential contingent payments based on gallons sold. The contingent payment, initially estimated to be $120,965, was re-estimated to be $42,965. The remaining amounts payable is included in current and long term liabilities as notes payable.

On October 24, 2005, the Company closed on an Asset Purchase Agreement that it entered into on July 15, 2005, and Amendment No. 1 to the Asset Purchase Agreement (the “Purchase Agreement”), with a heating oil distributor for the purchase of its customer list and related customer information, and certain other intangible assets for a payment of $124,943 at closing.

At March 31, 2006 and 2005, the intangible asset consisted of the following:

	2006	2005
Customer lists	$548,285	$195,750
Supply agreement	30,000	-
Less: accumulated amortization	(51,863)	(3,285)
	$526,422	$192,465

Customer lists are being amortized over an eight year period. The supply contract is being amortized over its five-year term. Total amortization expense for the years ended March 31, 2006 and 2005 was $48,578 and 3,285, respectively. Remaining amortization of the purchase price will be expensed as follows:

Years ending March 31,	Amount
2007	74,536
2008	74,536
2009	74,536
2010	69,888
2011	68,536
Thereafter	164,390
$526,422

The following pro forma information is based on the assumption that the acquisitions took place as of April 1, 2004. The pro forma results are not necessarily indicative of what actually might have occurred had the acquisition been in effect for the periods presented.

	2006	2005
	(unaudited)	(unaudited)
Total Fuel Sales	$5,417,000	$4,822,000

Net Loss	$(2,194,000)	$(960,000)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 6 CONVERTIBLE DEBENTURES

On June 6, 2003, coincident with the ClickableOil.com merger transaction described in Note 7 below, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for the sale of $800,000 of 10% one-year secured convertible debentures and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder’s option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date was the lesser of $.05 and 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price equal to the average of the three day lowest bid prices during the twenty trading days immediately preceding the filing of a registration statement.

Also on June 6, 2003, the Company closed on $300,000 of the $800,000 convertible debentures with additional closings of $300,000 and $200,000 occurring at the time the Company became current in all of its SEC filings and files a registration statement registering the underlying shares, respectively. The Company also issued 1,500,000 stock purchase warrants on the above closing. On November 3, 2003, the Company closed on an additional $300,000 of the convertible debentures maturing on November 3, 2004 and issued an additional 1,500,000 stock purchase warrants subsequent to becoming current in all of its SEC filings. On January 16, 2004, the Company closed on the final $200,000 of the convertible debentures maturing on January 16, 2005 and issued an additional 1,000,000 stock purchase warrants subsequent to filing the aforementioned registration statement.

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company’s common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000, was recorded as a discount on the debt and as a component of additional paid-in capital and was accreted over 12-month periods as interest expense in accordance with EITF 00-27:  Application of Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. The warrants have a fair market value of zero as calculated on the grant date.

Prior to a restructuring on October 15, 2004, convertible debentures previously issued in 2001 and 2002, and on June 6, 2003 (aggregating $2,017,949 before discount) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

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

On June 30, 2005, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $900,000 of 10% secured convertible debentures due June 30, 2008 and for stock purchase warrants exercisable for 9,000,000 shares of common stock expiring June 30, 2010. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 60% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $0.15 per share.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

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

In connection with the aforementioned issuances of an aggregate of $900,000 of convertible debentures, of which the Company received net proceeds of $856,667, the Company granted a first priority security interest in all the assets of the Company. The issuances resulted in a beneficial conversion feature in the amount of $239,167, (since it is limited to the amount received net of a discount of $43,333 and warrants having a fair market value of $617,500), which is treated as a discount on the debenture. The beneficial conversion expense of $239,167 is deferred and included in additional paid in capital as of March 31, 2006. In addition, the debenture holders withheld $43,333 as prepaid interest (through February 28, 2006), which is treated as a discount on the debentures. Additionally, the Company issued the aforementioned warrants to purchase 9,000,000 shares of common stock having a fair value of $617,500, which is being treated as a discount on the debenture and is recorded in additional paid in capital. Debt discount on the debentures aggregated $900,000 and will be accreted through the term of each issue from date of issuance through June 30, 2008.

On March 21, 2006, the Company entered into Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $1,000,000 in convertible debentures and for stock purchase warrants exercisable for 4,000,000 shares of common stock at $.10 per share expiring June 30, 2010. Closing under the Purchase Agreement occurred on March 22, 2006. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 60% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. .

The convertible debentures bear interest at the rate of 6% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on March 21, 2009.

The Company has granted the purchasers a security interest in substantially all of its assets to secure its obligations under the convertible debentures. The Company is obligated to file a registration statement registering the resale of the shares issuable upon conversion of the debentures upon demand by the purchasers. The registration statement is required to be filed within 30 days following demand by the purchasers and to become effective within 90 days after filing. The Company paid a $25,000 fee to an affiliate of the Investors in connection with this transaction.

The aforementioned issuance of $1,000,000 of convertible debentures resulted in a beneficial conversion feature in the amount of $$924,000, since it is limited to the amount received net of the 4,000,000 warrants issued having a fair market value of $76,000, which is treated as a discount on the debenture. The beneficial conversion expense of $924,000 is deferred and included in additional paid in capital as of March 31, 2006. The fair value of the warrants to purchase 4,000,000 shares of common stock, or $76,000, is being treated as a discount on the debenture and is recorded in additional paid in capital. Debt discount on the debentures aggregated $1,000,000 and will be accreted through the term of each issue from date of issuance through June 30, 2008.

For the years ended March 31, 2006 and 2005, the Company accreted an aggregate of $207,347 and $383,333, respectively, of debt discount as interest expense for the above-described convertible debenture issuance.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

As of March 31, 2006, the Company owed, in the aggregate, $3,246,335 on all of the long-term convertible debentures, net of the amount of debentures that have been converted into stock, and $629,236 of related accrued interest, which is included in current liabilities. The maturity of the convertible debentures, if not extinguished by conversion into stock, is as follows for the years ending:

March 31, 2007	$-
March 31, 2008	1,346,335
March 31, 2009	1,900,000
Total	$3,246,335

The fair market values of warrants granted for each sale of convertible debentures were calculated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 4.5% and expected life of five years. As of March 31, 2006, no warrants have been exercised.

See Note 1(J) for the potentially dilutive effect of the convertible debentures and the stock purchase warrants.

NOTE 7 STOCKHOLDERS’ DEFICIENCY

(A) Stock Plans

On February 4, 2004, the Company filed an S-8 Registration Statement to register 10,000,000 shares of common stock at a proposed maximum offering price of $.05 per share under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). On February 6, 2006, the Company filed an S-8 Registration Statement to register 50,000,000 shares of common stock under the Company’s 2006 Stock Plan (the “2006 Plan”). .

The purpose of the Plans are to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash. An aggregate of 45,000,000 and 160,000 common shares were issued pursuant to the Plans during the years ended March 31, 2006 and 2005, respectively.

(B) Stock Issued For Services

On November 1, 2004, the Company entered into a financial services agreement with an unrelated third party to perform investor relations services. The initial term of the agreement was for a period of three months automatic extensions for successive one month terms unless cancelled by either party. Payment for services rendered shall be $4,000 per month plus an equity component of 160,000 restricted shares of common stock issued on November 24, 2004 (see Note 7(A) above). These shares have been valued at $.05 per share based on the current market value. For the year ended March 31, 2005, the Company recorded consulting expense of $8,000 for the equity component.

On June 15, 2005 and August 1, 2005, the Company entered into financial services agreements with two unrelated third parties to perform financial advisory and other professional services. The terms of the agreements were for a period of twelve and six months, with payment for services consisting of 1,000,000 shares of common stock valued at $0.04 per share and 500,000 shares of common stock valued at $0.07 per share based on market value on the respective dates granted, for an aggregate cost of $75,000. The cost of such shares and warrants will be expensed over the period of the agreements. Total expense recorded for the fiscal year ended March 31, 2006 was $66,667.

On October 1, 2005, the Company entered into a financial services agreement, amended February 16, 2006, with an unrelated third party to perform financial advisory and other professional services for a period of eighteen months, with payment for services consisting of an aggregate of 12,500,000 shares common stock and stock purchase warrants expiring September 30, 2010 exercisable for an aggregate of 7,500,000 shares of common stock. Of the 12,500,000 common stock award, 5,500,000 shares were issued at an average value of $0.0333 per share based on market value on the dates issued, and 7,000,000 shares was issued at $0.0353 per share based on market value on the date issued, resulting in a cost of $430,228. The stock purchase warrants have exercise prices as follows: 5,000,000 shares at $0.10 per share and 2,500,000 shares at $0.15 per share. The fair value of the stock purchase warrants was calculated using the Black Sholes pricing model, resulting in an additional cost of $94,492.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

The cost of the 5,500,000 share award and the stock purchase warrants will be expensed over the eighteen month period of the agreement. The cost of the 7,000,000 share award was expensed upon issuance as no further services are to be performed.

(C) Stock Issued for Related Party Debt

On January 27, 2004, the Company issued an aggregate of 19,194,860 shares of restricted common stock valued at $.05 per share, based on the current market value, in full satisfaction of $959,743 of outstanding related party debt at that date.

(D) Stock Issued for Officer Compensation

On February 6, 2006, the Board of Directors approved the issuance of 31,000,000 shares of restricted common stock, 15,000,000 shares to each of Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, and 1,000,000 to another employee, as additional compensation for services rendered to the Company. These shares have been valued at $.0232 per share, based on the current market value at date of issuance and accordingly, $719,200 has been expensed during the year ended March 31, 2006.

(E) Preferred Stock Issued for Additional Financing from Related Party

Contemporaneously with the restructuring of the convertible debentures described in Note 6, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency at March 31, 2006 and 2005; accordingly it did not have legally available funds available to declare and pay a dividend. As of March 31, 2006 and 2005, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $106,300 and $36,000, respectively. Other provisions include:

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

5.
Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company’s common stock during the 20-day trading period prior to the date of a conversion notice. See Note 1(J) for the potentially dilutive effect of the Series A Preferred Stock. In connection with this discounted conversion feature, the Company recorded a discount to Series A Preferred Stock in the amount of $211,765, which is being amortized over the 36-month period prior to the automatic conversion date described below, unless conversion occurs prior to that date. During the year ended March 31, 2006 and 2005, amortization of $70,588 and $35,294, respectively, was charged to accumulated deficit.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

6.
So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price.

NOTE 8 RELATED PARTY TRANSACTIONS

During the fiscal years ended March 31, 2006 and 2005, the Company purchased heating oil for resale from NRG Heat & Power, Inc. (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, in the aggregate amount of $186,379 and $125,983, respectively, or approximately 5% and 6%, respectively, of total heating oil purchased.

As of March 31, 2006 and 2005, the amounts due from/due to the related parties referred to above amounted to $15,965 and $14,711, respectively.

During the fiscal years ended March 31, 2006 and 2005, the Company had fuel sales of $54,786 and $60,172, respectively, to NRG and Flaw.

During the fiscal years ended March 31, 2005 and 2004, the Company paid $201,508 and $114,001, respectively, to Nexgen Energy, LLC, for trucking to pick up and deliver heating oil. Nexgen is owned and managed by Mssrs. Cirillo and Pipolo.

The Company has amounts due from various related entities and business transactions referred to above which are under common control. These entities are not considered to be variable interest entities requiring consolidation under FASB interpretation FIN 46(R), Consolidation of Variable Interest Entities, which requires the Company to evaluate its transactional and contractual relationships with other entities to determine whether any such entities are subject to consolidation, as they did not have a material effect on the Company’s financial position or on the consolidated results of operations.

For related party stock transactions, see Notes 7(C), 7(D) and 7(E).

NOTE 9 COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

As of March 31, 2006 and 2005, the Company had an aggregate obligation to deliver approximately 166,000 gallons and 240,000 gallons, respectively, of heating oil to customers at varying prices under fixed price contracts.

(B) Forward Purchase Commitment

As of March 31, 2006 and 2005, the Company had entered into futures contracts with an unrelated supplier to purchase, in aggregate, approximately 71,000 gallons and 252,000 gallons, respectively, of heating oil for delivery in the winter season of the next fiscal year. The heating oil to be purchased will be provided to customers under existing sales commitments (estimate based on number of customers) whereby the customers have agreed to purchase all of their heating oil from the Company. The amounts due under these contracts as of March 31, 2006 and 2005 total approximately $125,000 and $378,000, respectively, and are payable as deliveries are received by the Company. The contracts specify that the Company is to be billed for each delivery and the credit terms call for electronic transfer of funds within 10 days. If the Company fails to perform, they shall be in default and held liable for damages.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

During the fiscal year ended March 31, 2005, the Company liquidated its hedging positions in place at March 31, 2004, to make additional funds available to meet current operating cash needs early in the current fiscal year. The gain of $12,453 realized on this liquidation transaction is included in other income.

(C) Agreement of Sale

As described in Note 5, the Company entered into an Agreement of Sale dated February 10, 2005 under which the Company issued a promissory note for a contingent payment due January 10, 2006. The contingent payment was estimated at $120,750. The actual payment of $91,377 was made in March 2006, and an appropriate adjustment was made to the purchase price.

(D) Lease Agreement

On April 1, 2003, the Company entered into a lease agreement with an unrelated third party for its administrative offices. The term of the lease was for twenty four months commencing on June 1, 2003. The monthly rent was $1,260 through December 31, 2003. As of January 1, 2004, the monthly rent increased to $1,470. Following the lease expiration on June 1, 2005, the Company began paying rent on a month-to-month basis and commenced negotiations for a new lease. The Company has continued on a month-to-month basis through the year ended March 31, 2006. The current monthly rent is approximately $1,860.

(E) Contingent Note Payable

As described in Note 5, the Company is obligated to make a payment, estimated at $120,750, under a promissory note arising from an asset purchase. The payment will be based on a formula utilizing the gross profit realized on heating oil sold to purchased customers in the 12-month period ending January 10, 2006. As of March 31, 2006, the Company has made this payment in full (see Note 5 and Note 9(C) herein).

NOTE 10 GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,223,302 and a negative cash flow from operations of $697,503 for the year ended March 31, 2006 and a stockholders' deficiency of $336,532 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

NOTE 11 SUBSEQUENT EVENTS

On April 4, 2006, the Company entered into a financial services agreement with an unrelated third party to serve as placement agent for a private placement of up to $15,000,000 of common stock. Under terms of the agreement the Company is required to file a registration statement with the SEC on Form S-3 within 30 days following the closing of a financing. The agreement may be terminated by either party, at its option, upon giving the other party fifteen days prior written notice, or otherwise shall terminate upon the earlier of the sale of the securities or March 31, 2007. Fees for services consist of (a) an initial advisory fee of $25,000, $15,000 upon signing and $10,000 upon delivery of two term sheets from potential investors, and (b) a success fee of (i) 5% of gross proceeds received at closing and (ii) warrants with a three-year term for the purchase of an amount equal to 5% of the securities issued at closing at an exercise price equal to the closing bid price of the Company’s common stock on the date of the agreement, or $.03 per share