Form 10QSB
period 2006-06-30
CLICKABLE ENTERPRISES INC
filed 2006-08-31
CIK 1045151

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-23737

Clickable Enterprises, Inc.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Delaware
(State Or Other Jurisdiction Of
Incorporation Or Organization)

82-0290939
(I.R.S. Employer Identification No.)

Two Madison Avenue, Larchmont, NY 10538
(Address Of Principal Executive Offices)

914-833-9125
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

As of August 14, 2006, there were 383,564,587 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant’s series a preferred stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes [ ] No [X]

Clickable Enterprises, Inc.
Index To Form 10-QSB

Part I-Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and March 31, 2006
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2004 (Unaudited)
Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended June 30, 2006 (Unaudited)
Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II-Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

i

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

ii

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Balance Sheets

*See Statement Regarding Potential Effect of EITF 00-19 in Item 2- Management’s Discussion and Analysis or Plan of Operation.

	June 30, 2006 (unaudited)	March 31, 2006
ASSETS
Current Assets
Cash	$457,489	$1,001,903
Accounts receivable, net of allowance for
doubtful accounts of $94,000 and $28,587 respectively	296,937	577,892
Inventory	96,670	47,349
Prepaid expenses	197,454	217,597
Due from related parties	22,030	15,965
Debt financing costs, net of accumulated
amortization of $27,311 and $18,978 respectively	72,688	81,022
Total Current Assets	$1,143,268	$1,941,728
Property and equipment, net	69,710	75,458
Intangible asset, net of accumulated	507,788	526,422
amortization of $70,497 and $51,863 respectively
Other assets	83,525	66,668
TOTAL ASSETS	$1,804,290	$2,610,275
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$179,209	$569,228
Notes payable	40,173	39,185
Customer deposits	89,512	69,835
Accrued interest	684,711	629,236
Total Current Liabilities	$993,604	$1,307,483
Long Term Liabilities
Convertible debentures, net of discount of $1,531,344 and $1,692,653	947,587	1,553,682
Other Accrued Expenses	14,952	19,039
Notes payable	56,182	66,604
Total Long Term Liabilities	1,018,721	1,639,324
TOTAL LIABILITIES	$2,012,326	$2,946,807
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Series A 6% Cumulative Preferred stock, $.001 par value, 1,200 shares authorized, issued and outstanding	1	1
Common stock, $.001 par value, 500,000,000 shares authorized, 328,956,826and 239,956,826 shares issued and outstanding, respectively	328,957	239,957
Additional paid-in capital	6,699,317	6,003,266
Deferred compensation	94,492	94,492
Accumulated deficit	(7,330,802)	(6,674,248)
TOTAL STOCKHOLDERS' DEFICIENCY	(208,036)	(336,532)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,804,290	$2,610,275

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statements Of Operations
(Unaudited)

*See Statement Regarding Potential Effect of EITF 00-19 in Item 2- Management’s Discussion and Analysis or Plan of Operation.

	Three Months Ended
	June 30,
	2006	2005
NET FUEL SALES (including related party sales	$969,878	$406,886
of $5,720 and $4,637 respectively)
COST OF SALES	950,891	390,712
GROSS PROFIT	18,987	16,174

OPERATING EXPENSES
Selling, general and administrative	415,252	265,288
Depreciation and amortization	32,715	10,500
TOTAL OPERATING EXPENSES	447,967	275,789

LOSS FROM OPERATIONS	$(428,980)	$(259,615)

OTHER INCOME (EXPENSE)
Other income	9,874	3,174
Interest expense	(219,801)	(49,974)
TOTAL OTHER INCOME (EXPENSE)	$(209,928)	$(46,800)

Loss before provision for income taxes	(638,908)	(306,415)

NET LOSS	$(638,908)	$(306,415)

Amortization of beneficial conversion feature
of Series A preferred stock	$(17,647)	$(17,647)

Net loss available to common stockholders	$(656,555)	$(324,062)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	284,770,013	74,912,211

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

	For The Three Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(638,908)	$(306,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,715	10,500
Provision for bad debts	48,790	25,412
Amortization of beneficial conversion debt discount expense	161,310	-
Recognition of deferred compensation	54,603	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	232,165	164,439
Inventory	(49,321)	11,591
Prepaid expenses	(34,460)	3,132
Other assets	251	301
Increase (decrease) in:
Accounts payable and accrued expenses	(394,106)	(270,802)
Accrued interest	55,475	49,737
Customer deposits	19,677	9,297
Net cash used in operating activities	(511,807)	(302,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(4,170)
Acquisition of other current assets	(17,108)	-
Acquisition of intangible assets	-	-
Net cash used in investing activities	(17,108)	(4,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	(75,000)
Increase (decrease) in Notes Payable	(9,433)	-
Decrease (Increase) in due from related parties	(6,065)	(14,045)
Proceeds from issuance of Preferred Stock	-	-
Proceeds from issuance of convertible debentures	-	606,667
Net cash used in financing activities	(15,499)	517,622

NET INCREASE IN CASH	(544,414)	210,644
CASH AT BEGINNING OF PERIOD	1,001,903	372,909

CASH AT END OF PERIOD	$457,489	$583,553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended June 30, 2006, convertible debentures in the principal amount of $767,404 were converted into 89,000,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Changes In
Stockholders’ Deficiency
For The Three Months Ended June 30, 2006
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Compensation	Total
Balance, April 1, 2006	1,200	$1	239,956,826	$239,957	$6,003,266	($6,674,248)	$94,492	($336,532)

Conversion of Debentures	-	-	89,000,000	89,000	678,404	-		767,404

Beneficial conversion feature of convertible debentures	-	-	-	-	-	-		-

Warrants issued (convertible debentures & consultants)	-	-	-	-		-		-

Amortization of Series A Preferred Stock beneficial conversion	-	-	-	-	17,647	(17,647)		-

Officers' Equity Compensation			-	-	-			-

Net loss for the period	-	-	-	-	-	(638,908)		(638,908)

Balance, June 30, 2006	1,200	$1	328,956,826	$328,957	$6,699,317	($7,330,802)	$94,492	($208,036)

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of June 30, 2006
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

(D) Loss Per Share

Basic and diluted net loss per common share for the three months ended June 30, 2006 and 2005 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. Based on the closing market price of the Company’s common stock on June 30, 2006, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 432,452,867 and 141,176,471, respectively. Additionally, 17,000,000 and 10,500,000 stock purchase warrants were exercisable at June 30, 2006 and June 30, 2005, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2006 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2006. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $6,065, with a balance of $22,030 included in due to related parties in current assets on June 30, 2006 compared to a balance of $15,965 included in due from related parties in current liabilities on March 31, 2006. As of June 30, 2006, accrued interest due to/from related parties was $0.

During the three months ended June 30, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $93,528 and $147,312, respectively, or 11.3% and 39.6%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $5,720 and $4,637, respectively.

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of June 30, 2006
(Unaudited)

NOTE 3. CONVERTIBLE DEBENTURES

The Company has issued secured convertible debentures, and issued stock purchase warrants, in connection with a number of financing transactions. Each of these issuances resulted in debt discount and a beneficial conversion feature. Debt discount on the debentures has been accreted through the term of each issue from date of issuance in accordance with EITF 00-27:  Application of Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. In December, 2005, the SEC adopted an interpretation of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” The SEC’s interpretation of EITF 00-19 will affect our accounting for our convertible debentures and related warrants. This will affect our reported expenses, increasing expenses in some periods and decreasing expenses in others. Depending on the materiality of this affect, this interpretation of EITF 00-19 may require restatement of our financial statements for the current quarter and the prior 3 years. We have not completed our evaluation and determination of the affect of EITF 00-19 on our reported financial statements. During the three months ended June 30, 2006, $161,310 has been charged to interest expense, without taking into account the effect of the SEC’s interpretation of EITF 00-19.

As of June 30, 2006, interest of $684,711 has accrued on all of the convertible debentures and is included in current liabilities.

During the three months ended June 30, 2006, convertible debentures in the principal amount of $767,404 were converted into 89,000,000 shares of common stock at the election of the holders.

NOTE 4. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At June 30, 2006, the Company has an aggregate obligation to deliver at varying prices approximately 300,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At June 30, 2006, the Company has an aggregate obligation to purchase approximately 260,000 gallons of heating oil at varying prices under fixed price contracts.

NOTE 5.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $638,908 and a negative cash flow from operations of $511,807 for the three months ended June 30, 2006, as well a stockholders' deficiency of $208,036 at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2006.

STATEMENT REGARDING POTENTIAL EFFECT OF EITF 00-19

As stated in Note 3 to our financial statements contained in this Report, the Company has historically accounted for the debt discount and beneficial conversion feature arising from its convertible debentures and related warrants by accreting any debt discount on the debentures over the term of each issue from date of issuance in accordance with EITF 00-27 and Application of Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” In December, 2005, the SEC adopted an interpretation of EITF 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” The SEC’s interpretation of EITF 00-19 will affect our accounting for our convertible debentures and related warrants. This will impact our reported expenses, increasing expenses in some periods and decreasing expenses in others. Depending on the materiality of this effect, this interpretation of EITF 00-19 may require restatement of our financial statements for the current quarter and the prior 3 years. We have not completed our evaluation and determination of the effect of EITF 00-19 on our reported financial statements.

Our Condensed Consolidated Statements of Operations contained in this Report, including for the period ended June 30, 2006, do not include any adjustments for the effect of the SEC’s interpretation of EITF 00-19. If we determine the effect is material, it is likely we will be required to restate our losses for these periods.

In addition, as noted in our Current Report on Form 8-K dated June 29, 2006, our former auditors advised us that our filed Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, does not comply with the requirements of Item 310 of Regulation S-B because the Company did not seek the former accountant’s consent or updated opinion with respect thereto. We will not receive our former accountant’s consent or updated opinion until we complete our evaluation of the SEC’s interpretation of EITF 00-19 and prepare any required restatements. Therefore, the March 31, 2006 balance sheet contained in this report should not be deemed “audited” and will likely require restatement due to the effect on accumulated deficit caused by the change in our reported losses which will be required due to the interpretation of EITF 00-19.

FINANCIAL CONDITION

We had net losses of $638,908 and $306,415 during the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had a cash balance of $457,489 and current liabilities of $993,604 with obligations aggregating $179,209 for trade creditors and accrued expenses, $684,711 in interest payable, $40,173 in a note payable, as well as total long-term obligations in the amount of $2,550,065 to convertible debenture holders and others. We believe that our available cash will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2006 and 2005, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding, as well as attracting additional customers as described above, will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $6,065, with a balance of $22,030 included in due to related parties in current assets on June 30, 2006 compared to a balance of $15,965 included in due from related parties in current liabilities on March 31, 2006. As of June 30, 2006, accrued interest due to/from related parties was $0.

During the three months ended June 30, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $93,528 and $147,312, respectively, or 11.3% and 39.6%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $5,720 and $4,637, respectively.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Overall Results Of Operations

For the three months ended June 30, 2006, we incurred a net loss of $638,908, an increase of $332,493 from the net loss of $306,415 for the comparable prior year period. The net loss for the three months ended June 30, 2006 and June 30, 2005 included non-cash charges of $161,310 and $0, respectively, for debt discount amortization expense, and $54,603 and $0, respectively, for amortization of stock issued to consultants as deferred compensation. The increase in net loss is primarily attributable to an increase in selling, general and administrative expenses and the increase in non-cash charges.

Sales

Total net sales for the three months ended June 30, 2006 were $969,878 compared to $406,886 for the three months ended June 30, 2005. The increase of $562,992, or 138.4%, can be attributed to a substantial increase in the average selling price per gallon of heating oil to $2.35 from $1.76, or 33.8%, caused by world market conditions, and a 78.2% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions of other businesses, principally customer lists, that closed in the preceding fiscal years, as well as through marketing activities.

Gross Profit

Gross profit increased to $18,987 for the three months ended June 30, 2006 compared to $16,174 for the three months ended June 30, 2005, or $2,813, with gross margin decreasing to 2.0% from 4.0% for the period. The decrease was attributable to an increase in trucking and other transportation costs. Margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past eighteen months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $447,967 for the three months ended June 30, 2006, from $275,789 for the three months ended June 30, 2005, or $172,178, primarily attributable to increased employee compensation of $47,270, increased insurance of $14,253, increase in bad debt of $23,379, increased professional fees of $36,000, an increase of $22,215 in amortization costs and increase in advertising of $13,766.

Other Income (Expense)

Interest expense increased to $219,801 from $49,974 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, or $169,827, due principally to an increase in the debt discount expense to $161,310 from $0.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a cash balance of $457,489 and a negative cash flow from operations of $511,807 for the three month period then ended. Since inception through the period ended June 30, 2006, we have financed our operations through private placements of both debt and equity, as well as loans from related parties. Most recently, on March 21, 2006, the Company entered in a Securities Purchase Agreement for the sale of $1,000,000 of three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, on March 22, 2006. We believe that our cash balance at June 30, 2006 will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of June 30, 2006, dividend arrearage on the Series A Preferred Stock aggregated approximately $124,000. The Company had a stockholders’ deficiency of $208,036 at June 30, 2006; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of June 30, 2006 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $7,330,802. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of June 30, 2006, we had $993,604 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $3,543,670 as of June 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of June 30, 2006)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$2,479,000	$--	$2,479,000
Accounts Payable and Accrued
Expenses	179,000	179,000	--
Note Payable	96,000	40,000	56,000
Accrued Interest	685,000	685,000	--
Other	105,000	90,000	15,000
Total Contractual Obligations	$3,544,000	$994,000	$2,621,000

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

Below is a discussion of our sources and uses of funds for the three months ended June 30, 2006 and 2005.

Net Cash Used In Operating Activities

Net cash used in operating activities was $511,807 and $302,807 in the three months ended June 30, 2006 and 2005, respectively. The use of cash in operating activities for the three months ended June 30, 2006 was principally the result of a net loss of $638,908 and seasonable decreases in accounts payable of $394,106 as heating purchasing decreased with end of colder weather, partially offset by a seasonable decrease in accounts receivable of $232,165, non-cash charges of $297,418 and an increase in accrued interest of $55,475. The use of cash in operating activities for the three months ended June 30, 2005 was principally the result of a net loss of $306,415 and the seasonable decrease in accounts payable of $270,803, partially offset by seasonable decrease in accounts receivable of $164,440, and an increase in accrued interest of $49,737.

Net Cash Used In Investing Activities

We used $17,108 during the three months ended June 30, 2006 for the acquisition of other assets and $0 and $4,170 during the three months ended June 30, 2006 and 2005, respectively, for the acquisition of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2006 amounted to $(15,499), attributable to a decrease in an acquisition-related note payable and an increase in due from related parties. Net cash provided by financing activities for the three months ended June 30, 2005 was $517,622, principally from the proceeds from the issuance of $650,000 of convertible debentures (net of prepaid interest withheld), offset by transaction costs of $75,000.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the three months ended June 30, 2006 and 2004, we had net losses of $636,90800 and $306,4215, respectively. For the fiscal years ended March 31, 2006 and 2005, we had net losses of $2,223,302 and $1,254,402, respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

WE HAVE A CASH BALANCE ON JUNE 30, 2005 LESS THAN OUR CURRENT LIABILITIES ON THAT DATE.

We had a cash balance of $457,489 at June 30, 2006, which was less than our current liabilities of $993,604by $536,116. Accordingly, our cash position was such that on June 30, 2006, it was not sufficient to satisfy all of our current liabilities on that date.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $1,000,000 of convertible debentures on March 22, 2006, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the three the fiscal year ended March 31, 2006 with a maturity dates of June 30, 2008 and March 22, 2009. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 14, 2006, we had 383,564,587 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 573,629,337 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

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

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.028 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$ 0.0075	781,839,116	78%
50%	$ 0.0050	1,147,258,675	84%
75%	$ 0.0025	2,294,517,349	91%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $2,700,000 of convertible debentures in fiscal years 2004, 2005 and 2006 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,939,000 through June 30, 2006 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the three months ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 30, 2006

By: /s/Guy Pipolo
------------------------
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: August 30, 2006