Form 10KSB/A
period 2006-03-31
CLICKABLE ENTERPRISES INC
filed 2006-10-31
CIK 1045151

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

2 Madison Avenue, Larchmont, NY 10528
(Address of principal executive offices) (Zip Code)

  (914) 699-5190
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class : None

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

State issuer’s revenues for its most recent fiscal year : $5,052,237

The aggregate market value as of June 16, 2006 of the voting common equity held by non- affiliates was $2,533,713 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

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

FORWARD-LOOKING STATEMENTS :

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

i

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB (this “Amendment”) of Clickable Enterprises, Inc. (the "Company") for the year ended March 31, 2006 is to respond to comments received from the staff of the United States Securities and Exchange Commission. The comments relate to the Company’s filing of its annual report on Form 10-KSB on June 29, 2006 (the “Form 10-KSB”), which contains side-by-side comparisons of the Company’s financial results for the years ended March 31, 2006 and 2005. The Form 10-KSB contains the audit report of Simontacchi & Company, LLP (“Simontacchi”) pertaining to the Company’s financial statements for the year ended March 31, 2006 and the June 21, 2005 audit report of Weinberg & Company, P.A. (“Weinberg”) pertaining to the Company’s financial statements for the year ended March 31, 2005. On June 29, 2006, Weinberg advised the Company that the Form 10-KSB did not comply with the requirements of Item 310 of Regulation S-B because the Company did not seek Weinberg’s consent or updated opinion with respect thereto. In this Amendment, the Company has (i) removed Weinberg’s audit report with respect to the Company’s financial statements for the year ended March 31, 2005, (ii) disclosed in Note 1 to the financial statements that the March 31, 2005 financial statements are not audited and (iii) labeled the columns referring to results for the year ended March 31, 2005 as “Not Audited.” The Company also has amended its disclosure regarding the effectiveness of its disclosure controls and procedures contained in Item 8A pursuant to Item 307 of Regulation S-B and amended the Section 302 certifications filed as Exhibits 31.1 and 31.2. We expect to file a subsequent amendment to the Form 10-KSB that contains audited financial information for the years ended March 31, 2005 and 2006 in the near future. In addition, and prior to Weinberg’s review, we are evaluating the effect of the SEC’s December, 2005 interpretation of EITF 00-19, on our accounting for our convertible debentures and related warrants. Depending on the materiality of this effect, this interpretation of EITF 00-19 may require restatement of our financial statements for the fiscal year ended March 31, 2006 and the prior 2 fiscal years.

ii

CLICKABLE ENTERPRISES, INC.
TABLE OF CONTENTS

		PAGE(S)
Part I

Item 1.	Description of Business	1-3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	4-5
Item 6.	Management's Discussion and Analysis or Plan of Operation	5-15
Item 7.	Financial Statements	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 8A.	Controls and Procedures	16
Item 8B.	Other Information	16

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	17-18
Item 10.	Executive Compensation	18-19
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19-20
Item 12.	Certain Relationships and Related Transactions	21
Item 13.	Exhibits	21-23
Item 14.	Principal Accounting Fees and Services	24

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005		F1-F16

In this Form 10-KSB, the terms the “Company,”, “we,” “us” and “our” refer to Clickable Enterprises, Inc. and its wholly-owned subsidiary ClickableOil.com, Inc.

iii

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

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

Gross Profit

Gross profit decreased by $167,245 to $85,191, or 66.3%, for the year ended March 31, 2005 compared to $252,436 for the year ended March 31, 2004, while gross margin decreased to 3.5% from 13.4% from period to period. This is principally due to the rapid and dramatic increase in product cost and rising transportation expenses experienced in the year ended March 31, 2005.. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. Gross profit in fiscal 2005 was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in fiscal 2005. This action resulted in fuel oil purchases at a higher average cost of $1.52 per gallon during fiscal 2005 as compared to $1.07 in the prior year, the effect of which was to reduce gross profit fiscal 2005 by approximately $52,000, and contributed to the decrease in gross margin.

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

The Company has total liabilities and contractual obligations of $4,639,461 as of March 31, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:
Contractual Obligations	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,246,335	$-	$3,246,335
Accounts Payable and Accrued Expenses	569,228	569,228	-
Installment obligation[1]	105,788	39,185	66,603
Accrued Interest	629,236	629,236	-
Other	88,874	69,835	19,039
Total Contractual Obligations	$4,639,461	$1,307,484	3,331,977

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

In their report dated June   13, 2006 on our consolidated financial statements for the fiscal year ended March 31, 2006, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan.. Our ability to continue as a going concern is subject to our ability to generate a profit from increasing sales and/or to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

ITEM 8A. CONTROLS AND PROCEDURES

 (a)  Evaluation of Disclosure Controls and Procedures:

As a result of the Company’s failure to obtain the consent and updated opinion of our former Accountants, Weinberg & Comnay, PA, with respect to the Company’s financial statements for the year ended March 31, 2005 as set forth in the comparative financial statements included in the Form 10-KSB, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Specifically, our Chief Executive Officer and Chief Financial Officer identified the failure to obtain the consent of our former accountant as a deficiency in the controls and procedures applicable to the unique circumstances confronting the Company as a result of the change in its independent public accountants in November 2005. While management did present the Company’s financial statements for the year ended March 31, 2006 and Form 10-KSB in draft form to its current accountant for its review and consent, management did not similarly present the Form 10-KSB in draft form to its former accountant or obtain the consent of such former accountant for the reuse of its prior report. This failure was inadvertent. We do not believe that this failure represents a a failure or weakness in the recordation, processing, summarization and reporting of information required to be reported by us generally. Currently, we are working with Weinberg to complete the review necessary to receive its consent. In addition, and prior to Weinberg’s review, we are evaluating the effect of the SEC’s December, 2005 interpretation of EITF 00-19, on our accounting for our convertible debentures and related warrants. Depending on the materiality of this effect, this interpretation of EITF 00-19 may require restatement of our financial statements for the fiscal year ended March 31, 2006 and the prior 2 fiscal years.

In order to prevent future control deficiencies of this type, we intend to review diligently our procedures for communicating with current and former accountants with respect to the audited financial information set forth in our reports filed or submitted under the Exchange ACT and ensuring compliance with Item 310 of Regulation S-B and Rule 2-05 of Regulation S-X.

(b)  Changes in Internal Control Over Financial Reporting :

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that were identified in connection with aforementioned re-evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 8B. OTHER INFORMATION

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

		Annual Compensation			Long-Term Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)		Options/ SARs	LTIP Payouts	All Other Compensation
	($)	($)	($)	($)	($)		($)	($)	($)
Nicholas Cirillo, Jr.	2006	53,846	0	0	348,000	(1)	0	0	0
CEO and President	2005	15,000	0	0	0		0	0	0
	2004	0	0	0	0		0	0	0

Guy Pipolo	2006	53,846	0	0	348,000	(1)	0	0	0
COO and CFO	2005	15,000	0	0	0		0	0	0
	2004	0	0	0	0		0	0	0

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

The following table sets forth information, as of March 31, 2006, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services :

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None

Equity compensation plans not approved by security holders	None	N/A	8,840,000	(1)

Total	None	N/.A	8,840,000

(1)	Securities have been issued in the form of restricted stock and securities are issuable pursuant to the Company’s 2004 Stock Incentive Plan or 2006 Stock Plan .

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

ITEM 13. EXHIBITS

Exhibit No.	Description (1)
3(i)(a)	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB filed February 6, 1998).

3(i)(b)	Certificate of Amendment (Incorporated by reference to our Registration statement on Form SB-2/A filed on May 14, 2004).

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

Exhibit No.	Description (1)
4.5	Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

4.6	Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K filed July 17, 2001).

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

4.20	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.19 (filed herewith).

Exhibit No.	Description (1)
4.21	Form of Stock Purchase issued in connection with Exhibit 4.19 (filed herewith).

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

Tax Fees . No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

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
Name: Nicholas Cirillo, Jr.
Title: President and Chief Executive Officer (Principal Executive Officer) Date: October 26, 2006

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas Cirillo, Jr.	President, Chief Executive Officer
Nicholas Cirillo, Jr.	(Principal Executive Officer) and Director	October 26, 2006

/s/ Guy Pipolo	Chief Operating Officer, Chief Financial Officer
Guy Pipolo	(Principal Financial Officer) and Director	October 26, 2006

/s/ David Rodgers	Secretary and Director
David Rodgers		October 26, 2006

EXHIBIT INDEX

Exhibit No.	Description (1)
3(i)(a)	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10-SB filed February 6, 1998).

3(i)(b)	Certificate of Amendment (Incorporated by reference to our Registration statement on Form SB-2/A filed on May 14, 2004).

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

Exhibit No.	Description (1)
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

Exhibit No.	Description (1)
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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
MARCH 31, 2006 AND 2005

CLICKABLE ENTERPRISES, INC.
AND SUBSIDIARY

CONTENTS

PAGE	F- i	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F- 1	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005

PAGE	F- 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F- 3	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F- 4-F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGES	F- 6 - F-1 6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005

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

Simontacchi & Company, LLP
Rockaway, New Jersey
June 13, 2005

F-i

Page F-ii intentionally left blank.

F-ii

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

	2006	2005 (not audited)
ASSETS
Current Assets
Cash	$1,001,903	$372,909
Accounts receivable, net	577,892	311,858
Inventory	47,349	16,592
Prepaid expenses	217,597	23,276
Due from related parties	15,965	-
Debt financing costs, net	81,022	-
Total Current Assets	1,941,728	724,635
Property and equipment, net	75,458	64,561
Intangible asset, net	526,422	192,465
Other assets	66,668	69,260
TOTAL ASSETS	$2,610,275	$1,050,921

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$569,228	$375,556
Note payable	39,185	120,750
Due to related parties	-	14,711
Customer deposits	69,835	45,003
Accrued interest	629,236	437,382
Total Current Liabilities	1,307,483	993,402
Long Term Liabilities
Convertible debentures, net of discount of $1,692,653 and $0	1,553,682	2,517,949
Notes payable	66,604	-
Other accrued expenses	19,039	-
TOTAL LIABILITIES	2,946,807	3,511,351

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

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005 (not audited)
FUEL SALES (including related party sales of $54,786 and $60,172, respectively)	$5,052,237	$2,442,466
COST OF SALES	4,572,954	2,357,275
GROSS PROFIT	479,283	85,191

OPERATING EXPENSES
Selling, general and administrative	2,240,194	918,090
Depreciation and amortization	87,044	81,238
TOTAL OPERATING EXPENSES	2,327,238	999,328

LOSS FROM OPERATIONS	(1,847,955)	(914,137)

OTHER INCOME (EXPENSE)
Forgiveness of accrued interest	-	250,000
Other income	33,196	22,886
Income from forgiveness of debt
Interest expense	(408,543)	(613,151)
TOTAL OTHER INCOME (EXPENSE)	(375,347)	(340,265)

Loss before provision for income taxes	(2,223,302)	(1,254,402)

Provision for income taxes	-	-

NET LOSS	(2,223,302)	(1,254,402)

Amortization of beneficial conversion
feature on Series A Preferred Stock	(70,588)	(35,294)

Net loss available to common stockholders	$(2,293,890)	$(1, 289,696)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	99,020,655	74,192,936

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Series A				Additional
	Series A Preferred Stock		Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, March 31, 2004	-	-	74,136,826	$74,137	$630,839	$(188,542)	$(3,090,661)	$(2,574,227)
Amortization of deferred services	-	-	-	-	-	188,542	-	188,542
Stock issued to consultant for Services	-	-	160,000	160	7,840	-	-	8,000
Issuance of Series A preferred stock, net of transaction costs	1,200	1	-	-	1,171,656	-	-	1,171,657
Amortization of Series A preferred
stock beneficial conversion	-	-	-	-	35,294	-	(35,294)	-
Net loss, 2005	-	-	-	-	-	-	(1,254,402)	(1,254,402)

Balance, March 31, 2005 (not audited)	1,200	$1	74,296,826	74,297	1,845,629	-	(4,380,357)	(2,460,430)
Conversion of Debentures	-	-	120,660,000	120,660	1,050,954	-	-	1,171,614
Beneficial conversion feature of convertible debentures	-	-	-	-	1,163,167	-	-	1,163,167
Warrants issued (convertible debentures & consultants)	-	-	-	-	693,500	94,492	-	787,992
Amortization of Series A Preferred Stock beneficial conversion	-	-	-	-	70,588	-	(70,588)	-
Stock issued to consultants for services	-	-	14,000,000	14,000	491,228	-	-	505,228
Stock issued to officers for services	-	-	31,000,000	31,000	688,200	-	-	719,200
Net loss, 2006	-	-	-	-	-	-	(2,223,302)	(2,223,302)

Balance, March 31, 2006	1,200	$1	239,956,826	$239,957	$6,003,266	$94,492	$(6,674,248)	$(336,532)

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005 (not audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,223,302)	$(1,254,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,044	81,238
Provision for bad debts	22,660	31,297
Amortization of beneficial conversion debt discount expense	207,347	383,333
Stock issued for services	1,125,507	8,000
Recognition of deferred compensation	-	188,542
Gain on debt forgiveness	-	(250,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(288,694)	(204,856)
Inventory	(30,757)	(5,448)
Prepaid expenses	(908)	(10,276)
Other assets	2,592	(61,922)
Increase (decrease) in:
Accounts payable and other accrued expenses	180,971	2,801
Accrued interest	195,205	228,644
Customer deposits	24,832	32,381
Net cash used in operating activities	(697,503)	(830,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,384)	(20,945)
Acquisition of intangible asset	(369,110)	(75,000)
Net cash used in investing activities	(399,494)	(95,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	-
Increase in note payable	-	-
Payments of financing costs	(100,000)	-
Decrease in due to related parties	(30,676)	(3,037)
Net proceeds from issuance of convertible debentures	1,856,667	-
Net proceeds from issuance of preferred stock	-	1,171,657
Net cash provided by financing activities	1,725,991	1,168,620

NET INCREASE IN CASH	628,994	242,007
CASH AT BEGINNING OF YEAR	372,909	130,902

CASH AT END OF YEAR	$1,001,903	$372,909

Interest paid	$-	$-
Taxes Paid	$-	$-

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Preliminary Note: Our former independent accountants did not reissue their report with respect to our March 31, 2005 financial statements included in this Annual report. Therefore, our financial statements included in this Annual Report at and for the fiscal year ended March 31, 2005 are not audited.

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

	Deferred Tax	Valuation	Deferred Tax
	Asset, Gross	Allowance	Asset, Net
Balance, March 31, 2005	$2,706 ,000	$2,706 ,000	$-
Increase during year	756,000	756,000	-
Balance, March 31, 2006	$3,462,000	$3,462,000	$-

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

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair market value of the Company’s common stock on the debenture issuance date, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or an aggregate of $800,000, was recorded as a discount on the debt and as a component of additional paid-in capital and was accreted over 12-month periods as interest expense in accordance with EITF 00-27:  Application of Issue No. 98-5 , "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” . The warrants have a fair market value of zero as calculated on the grant date.

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

In connection with the aforementioned issuances of an aggregate of $900,000 of convertible debentures, of which the Company received net proceeds of $856,667, the Company granted a first priority security interest in all the assets of the Company. The issuances resulted in a beneficial conversion feature in the amount of $239,167, (since it is limited to the amount received net of a discount of $43,333 and warrants having a fair market value of $617,500), which is treated as a discount on the debenture. The beneficial conversion expense of $239,167 is deferred and included in additional paid in capital as of March 31, 2006. In addition, the debenture holders withheld $43,333 as prepaid interest (through February 28, 2006), which is treated as a discount on the debentures. Additionally, the Company issued the aforementioned warrants to purchase 9,000,000 shares of common stock having a fair value of $617,500, which is being treated as a discount on the debenture and is recorded in additional paid in capital. Debt discount on the debentures aggregated $900,000 and will be accreted through the term of each issue from date of issuance through June 30, 2008 .

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

NOTE 11   SUBSEQUENT EVENTS

On April 4, 2006, the Company entered into a financial services agreement with an unrelated third party to serve as placement agent for a private placement of up to $15,000,000 of common stock. Under terms of the agreement the Company is required to file a registration statement with the SEC on Form S-3 within 30 days following the closing of a financing. The agreement may be terminated by either party, at its option, upon giving the other party fifteen days prior written notice, or otherwise shall terminate upon the earlier of the sale of the securities or March 31, 2007. Fees for services consist of (a) an initial advisory fee of $25,000, $15,000 upon signing and $10,000 upon delivery of two term sheets from potential investors, and (b) a success fee of (i) 5% of gross proceeds received at closing and (ii) warrants with a three-year term for the purchase of an amount equal to 5% of the securities issued at closing at an exercise price equal to the closing bid price of the Company’s common stock on the date of the agreement, or $.03 per share

SECURITIES PURCHASE AGREEMENT

SECURITIES PURCHASE AGREEMENT (this “ Agreement”), dated as of March 21, 2006, by and among Clickable Enterprises, Inc. a Delaware corporation, with headquarters located at 711 South Columbus Avenue, Mount Vernon, New York 10550 (the “ Company”), and each of the purchasers set forth on the signature pages hereto (the “ Buyers”).

WHEREAS:

A.   The Company and the Buyers are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

B.   Buyers desire to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement (i) 6% convertible debentures of the Company, in the form attached hereto as Exhibit “A” , in the aggregate principal amount of One Million Dollars ($1,000,000) (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “ Debentures”), convertible into shares of common stock, par value $.001 per share, of the Company (the “ Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Debentures and (ii) warrants, in the form attached hereto as Exhibit “B” , to purchase 4,000,000 shares of Common Stock (the “Warrants” ).

C.   Each Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Debentures and number of Warrants as is set forth immediately below its name on the signature pages hereto; and

D.   Contemporaneous with the execution and delivery of this Agreement, the parties hereto are executing and delivering a Registration Rights Agreement, in the form attached hereto as Exhibit “C” (the “ Registration Rights Agreement”), pursuant to which the Company has agreed to provide certain registration rights under the 1933 Act and the rules and regulations promulgated thereunder, and applicable state securities laws.

NOW THEREFORE , the Company and each of the Buyers severally (and not jointly) hereby agree as follows:

1.   PURCHASE AND SALE OF DEBENTURES AND WARRANTS .

a.   Purchase of Debentures and Warrants . On the Closing Date (as defined below), the Company shall issue and sell to each Buyer and each Buyer severally agrees to purchase from the Company such principal amount of Debentures and number of Warrants as is set forth immediately below such Buyer’s name on the signature pages hereto.

b.   Form of Payment . On the Closing Date (as defined below), (i) each Buyer shall pay the purchase price for the Debentures and the Warrants to be issued and sold to it at the Closing (as defined below) (the “ Purchase Price”) by wire transfer of immediately available funds to the Company, in accordance with the Company’s written wiring instructions, against delivery of the Debentures in the principal amount equal to the Purchase Price and the number of Warrants as is set forth immediately below such Buyer’s name on the signature pages hereto, and (ii) the Company shall deliver such Debentures and Warrants duly executed on behalf of the Company, to such Buyer, against delivery of such Purchase Price.

c.   Closing Date . Subject to the satisfaction (or written waiver) of the conditions thereto set forth in Section 6 and Section 7 below, the date and time of the issuance and sale of the Debentures and the Warrants pursuant to this Agreement (the “ Closing Date”) shall be 12:00 noon, Eastern Standard Time on March 21, 2006, or such other mutually agreed upon time. The closing of the transactions contemplated by this Agreement (the “ Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties.

2.   BUYERS’ REPRESENTATIONS AND WARRANTIES . Each Buyer severally (and not jointly) represents and warrants to the Company solely as to such Buyer that:

a.   Investment Purpose . As of the date hereof, the Buyer is purchasing the Debentures and the shares of Common Stock issuable upon conversion of or otherwise pursuant to the Debentures (including, without limitation, such additional shares of Common Stock, if any, as are issuable (i) on account of interest on the Debentures, (ii) as a result of the events described in Sections 1.3 and 1.4(g) of the Debentures and Section 2(c) of the Registration Rights Agreement or (iii) in payment of the Standard Liquidated Damages Amount (as defined in Section 2(f) below) pursuant to this Agreement, such shares of Common Stock being collectively referred to herein as the “ Conversion Shares”) and the Warrants and the shares of Common Stock issuable upon exercise thereof (the “ Warrant Shares” and, collectively with the Debentures, Warrants and Conversion Shares, the “ Securities”) for its own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the 1933 Act; provided , however , that by making the representations herein, the Buyer does not agree to hold any of the Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with or pursuant to a registration statement or an exemption under the 1933 Act.

b.   Accredited Investor Status . The Buyer is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D (an “ Accredited Investor”).

c.   Reliance on Exemptions . The Buyer understands that the Securities are being offered and sold to it in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of, and the Buyer’s compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Securities.

d.   Information . The Buyer and its advisors, if any, have been, and for so long as the Debentures and Warrants remain outstanding will continue to be, furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities which have been requested by the Buyer or its advisors. The Buyer and its advisors, if any, have been, and for so long as the Debentures and Warrants remain outstanding will continue to be, afforded the opportunity to ask questions of the Company. Notwithstanding the foregoing, the Company has not disclosed to the Buyer any material nonpublic information and will not disclose such information unless such information is disclosed to the public prior to or promptly following such disclosure to the Buyer. Neither such inquiries nor any other due diligence investigation conducted by Buyer or any of its advisors or representatives shall modify, amend or affect Buyer’s right to rely on the Company’s representations and warranties contained in Section 3 below. The Buyer understands that its investment in the Securities involves a significant degree of risk.

e.   Governmental Review . The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed upon or made any recommendation or endorsement of the Securities.

f.   Transfer or Re-sale . The Buyer understands that (i) except as provided in the Registration Rights Agreement, the sale or re-sale of the Securities has not been and is not being registered under the 1933 Act or any applicable state securities laws, and the Securities may not be transferred unless (a) the Securities are sold pursuant to an effective registration statement under the 1933 Act, (b) the Buyer shall have delivered to the Company an opinion of counsel that shall be in form, substance and scope customary for opinions of counsel in comparable transactions to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration, which opinion shall be accepted by the Company, provided such opinion is issued by Ballard Spahr Andrews & Ingersoll, LLP or such other law firm as may be reasonably acceptable to the Company (“ Qualifying Buyer Counsel”) (c) the Securities are sold or transferred to an “affiliate” (as defined in Rule 144 promulgated under the 1933 Act (or a successor rule) (“ Rule 144”)) of the Buyer who agrees to sell or otherwise transfer the Securities only in accordance with this Section 2(f) and who is an Accredited Investor, (d) in the opinion of Qualifying Buyer Counsel, the Securities are sold pursuant to Rule 144, or (e) the Securities are sold pursuant to Regulation S under the 1933 Act (or a successor rule) (“ Regulation S”), and the Buyer shall have delivered to the Company an opinion of counsel that shall be in form, substance and scope customary for opinions of counsel in corporate transactions, which opinion shall be accepted by the Company iprovided such opinion is issued by Qualifying Buyer Counsel; (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of said Rule and further, if said Rule is not applicable, any re-sale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register such Securities under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder (in each case, other than pursuant to the Registration Rights Agreement). Notwithstanding the foregoing or anything else contained herein to the contrary, the Securities may be pledged as collateral in connection with a bona  fide margin account or other lending arrangement. In the event that the Company does not accept the opinion of counsel provided by the Buyer Qualifying Buyer Counsel with respect to the transfer of Securities pursuant to an exemption from registration, such as Rule 144 or Regulation S, within three (3) business days of delivery of the opinion to the Company, the Company shall pay to the Buyer liquidated damages of three percent (3%) of the outstanding amount of the Debentures per month plus accrued and unpaid interest on the Debentures, prorated for partial months, in cash or shares at the option of the Company (“ Standard Liquidated Damages Amount”). If the Company elects to pay the Standard Liquidated Damages Amount in shares of Common Stock, such shares shall be issued at the Conversion Price at the time of payment.

g.   Legends . The Buyer understands that the Debentures and the Warrants and, until such time as the Conversion Shares and Warrant Shares have been registered under the 1933 Act as contemplated by the Registration Rights Agreement or otherwise may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold, the Conversion Shares and Warrant Shares may bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the certificates for such Securities):

“The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended. The securities may not be sold, transferred or assigned in the absence of an effective registration statement for the securities under said Act, or an opinion of counsel, in form, substance and scope customary for opinions of counsel in comparable transactions, that registration is not required under said Act or unless sold pursuant to Rule 144 or Regulation S under said Act.”

The legend set forth above shall be removed and the Company shall issue a certificate without such legend to the holder of any Security upon which it is stamped, if, unless otherwise required by applicable state securities laws, (a) such Security is registered for sale under an effective registration statement filed under the 1933 Act (and the Company has received the opinion of Qualifying Buyer Counsel that the legend may be removed prior to the sale of such security pursuant to the Registration Statement) or otherwise may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold or the type of transaction in which they may be sold, or (b) such holder provides the Company with an opinion of counsel from Qualifying buyer Counsel, in form, substance and scope customary for opinions of counsel in comparable transactions, to the effect that a public sale or transfer of such Security may be made without registration under the 1933 Act, which opinion shall be accepted by the Company so that the sale or transfer is effected or (c) such holder provides the Company with reasonable assurances that such Security can be sold pursuant to Rule 144 or Regulation S. The Buyer agrees to sell all Securities, including those represented by a certificate(s) from which the legend has been removed, in compliance with applicable prospectus delivery requirements, if any.

h.   Authorization; Enforcement . This Agreement and the Registration Rights Agreement have been duly and validly authorized. This Agreement has been duly executed and delivered on behalf of the Buyer, and this Agreement constitutes, and upon execution and delivery by the Buyer of the Registration Rights Agreement, such agreement will constitute, valid and binding agreements of the Buyer enforceable in accordance with their terms.

i.   Residency . The Buyer is a resident of the jurisdiction set forth immediately below such Buyer’s name on the signature pages hereto.

3.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY . The Company represents and warrants to each Buyer that:

a.   Organization and Qualification . The Company and each of its Subsidiaries (as defined below), if any, is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, with full power and authority (corporate and other) to own, lease, use and operate its properties and to carry on its business as and where now owned, leased, used, operated and conducted. Schedule 3(a) sets forth a list of all of the Subsidiaries of the Company and the jurisdiction in which each is incorporated. The Company and each of its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership or use of property or the nature of the business conducted by it makes such qualification necessary except where the failure to be so qualified or in good standing would not have a Material Adverse Effect. “ Material Adverse Effect” means any material adverse effect on the business, operations, assets, financial condition or prospects of the Company or its Subsidiaries, if any, taken as a whole, or on the transactions contemplated hereby or by the agreements or instruments to be entered into in connection herewith. “ Subsidiaries” means any corporation or other organization, whether incorporated or unincorporated, in which the Company owns, directly or indirectly, any equity or other ownership interest.

b.   Authorization; Enforcement . (i) The Company has all requisite corporate power and authority to enter into and perform this Agreement, the Registration Rights Agreement, the Debentures and the Warrants and to consummate the transactions contemplated hereby and thereby and to issue the Securities, in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Registration Rights Agreement, the Debentures and the Warrants by the Company and the consummation by it of the transactions contemplated hereby and thereby (including without limitation, the issuance of the Debentures and the Warrants and the issuance and reservation for issuance of the Conversion Shares and Warrant Shares issuable upon conversion or exercise thereof) have been duly authorized by the Company’s Board of Directors and no further consent or authorization of the Company, its Board of Directors, or its shareholders is required, (iii) this Agreement has been duly executed and delivered by the Company by its authorized representative, and such authorized representative is the true and official representative with authority to sign this Agreement and the other documents executed in connection herewith and bind the Company accordingly, and (iv) this Agreement constitutes, and upon execution and delivery by the Company of the Registration Rights Agreement, the Debentures and the Warrants, each of such instruments will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

c.   Capitalization . As of the date hereof, the authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, of which [ ] shares are issued and outstanding, no___________ shares are reserved for issuance pursuant to the Company’s stock option plans, [ ]no shares are reserved for issuance pursuant to securities (other than the Debentures and the Warrants and debentures, warrants and convertible preferred stock held by the Buyers or their affiliates) exercisable for, or convertible into or exchangeable for shares of Common Stock and, [ ] shares are reserved for issuance upon conversion of the Debentures and exercise of the Warrants; and (ii) 10,000,000 shares of preferred stock, 1,200 of which have been designated as Series A Convertible Preferred Stock and are issued and outstanding. All of such outstanding shares of capital stock are, or upon issuance will be, duly authorized, validly issued, fully paid and nonassessable. No shares of capital stock of the Company are subject to preemptive rights or any other similar rights of the shareholders of the Company or any liens or encumbrances imposed through the actions or failure to act of the Company. Except as disclosed in Schedule 3(c) , as of the effective date of this Agreement, (i) there are no outstanding options, warrants, scrip, rights to subscribe for, puts, calls, rights of first refusal, agreements, understandings, claims or other commitments or rights of any character whatsoever relating to, or securities or rights convertible into or exchangeable for any shares of capital stock of the Company or any of its Subsidiaries, or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries, (ii) there are no agreements or arrangements under which the Company or any of its Subsidiaries is obligated to register the sale of any of its or their securities under the 1933 Act (except the Registration Rights Agreement) and (iii) there are no anti-dilution or price adjustment provisions contained in any security issued by the Company (or in any agreement providing rights to security holders) that will be triggered by the issuance of the Debentures, the Warrants, the Conversion Shares or Warrant Shares. The Company has furnished to the Buyer true and correct copies of the Company’s Articles of Incorporation as in effect on the date hereof (“ Articles of Incorporation”), the Company’s By-laws, as in effect on the date hereof (the “ By-laws”), and the terms of all securities convertible into or exercisable for Common Stock of the Company and the material rights of the holders thereof in respect thereto. The Company shall provide the Buyer with a written update of this representation signed by the Company’s Chief Executive or Chief Financial Officer on behalf of the Company as of the Closing Date.

d.   Issuance of Shares . The Conversion Shares and Warrant Shares are duly authorized and reserved for issuance and, upon conversion of the Debentures and exercise of the Warrants in accordance with their respective terms, will be validly issued, fully paid and non-assessable, and free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Company and will not impose personal liability upon the holder thereof.

e.   Acknowledgment of Dilution . The Company understands and acknowledges the potentially dilutive effect to the Common Stock upon the issuance of the Conversion Shares and Warrant Shares upon conversion of the Debenture or exercise of the Warrants. The Company further acknowledges that its obligation to issue Conversion Shares and Warrant Shares upon conversion of the Debentures or exercise of the Warrants in accordance with this Agreement, the Debentures and the Warrants is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other shareholders of the Company.

f.   No Conflicts . The execution, delivery and performance of this Agreement, the Registration Rights Agreement, the Debentures and the Warrants by the Company and the consummation by the Company of the transactions contemplated hereby and thereby (including, without limitation, the issuance and reservation for issuance of the Conversion Shares and Warrant Shares) will not (i) conflict with or result in a violation of any provision of the Articles of Incorporation or By-laws or (ii) violate or conflict with, or result in a breach of any provision of, or constitute a default (or an event which with notice or lapse of time or both could become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture, patent, patent license or instrument to which the Company or any of its Subsidiaries is a party, or (iii) result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and regulations of any self-regulatory organizations to which the Company or its securities are subject) applicable to the Company or any of its Subsidiaries or by which any property or asset of the Company or any of its Subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect). Neither the Company nor any of its Subsidiaries is in violation of its Articles of Incorporation, By-laws or other organizational documents and neither the Company nor any of its Subsidiaries is in default (and no event has occurred which with notice or lapse of time or both could put the Company or any of its Subsidiaries in default) under, and neither the Company nor any of its Subsidiaries has taken any action or failed to take any action that would give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its Subsidiaries is a party or by which any property or assets of the Company or any of its Subsidiaries is bound or affected, except for possible defaults as would not, individually or in the aggregate, have a Material Adverse Effect. The businesses of the Company and its Subsidiaries, if any, are not being conducted, and shall not be conducted so long as a Buyer owns any of the Securities, in violation of any law, ordinance or regulation of any governmental entity. Except as specifically contemplated by this Agreement and as required under the 1933 Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court, governmental agency, regulatory agency, self regulatory organization or stock market or any third party in order for it to execute, deliver or perform any of its obligations under this Agreement, the Registration Rights Agreement, the Debentures or the Warrants in accordance with the terms hereof or thereof or to issue and sell the Debentures and Warrants in accordance with the terms hereof and to issue the Conversion Shares upon conversion of the Debentures and the Warrant Shares upon exercise of the Warrants. Except as disclosed in Schedule 3(f) , all consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof. Subject to the Listing (as defined in Section 4(n)), Tthe Company is not in violation of the listing requirements of the Over-the-Counter Bulletin Board (the “ OTCBB”) and does not reasonably anticipate that the Common Stock will be delisted by the OTCBB in the foreseeable future. The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

g.   SEC Documents; Financial Statements . Except as disclosed in Schedule 3(g) , the Company has timely filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “ 1934 Act”) (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents (other than exhibits to such documents) incorporated by reference therein, being hereinafter referred to herein as the “ SEC Documents”). The Company has delivered to each Buyer true and complete copies of the SEC Documents, except for such exhibits and incorporated documents. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the statements made in any such SEC Documents is, or has been, required to be amended or updated under applicable law (except for such statements as have been amended or updated in subsequent filings prior the date hereof). As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with United States generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements) and fairly present in all material respects the consolidated financial position of the Company and its consolidated Subsidiaries as of the dates thereof and the consolidated results of their operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). Except as set forth in the financial statements of the Company included in the SEC Documents, the Company has no liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to March 31, 2004 and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under generally accepted accounting principles to be reflected in such financial statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company.

h.   Absence of Certain Changes . Except as set forth on Schedule 3(h) , since March 31, 2004, there has been no material adverse change and no material adverse development in the assets, liabilities, business, properties, operations, financial condition, results of operations or prospects of the Company or any of its Subsidiaries.

i.   Absence of Litigation . There is no action, suit, claim, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company or any of its Subsidiaries, threatened against or affecting the Company or any of its Subsidiaries, or their officers or directors in their capacity as such, that could have a Material Adverse Effect. Schedule 3(i) contains a complete list and summary description of any pending or threatened proceeding against or affecting the Company or any of its Subsidiaries, without regard to whether it would have a Material Adverse Effect. The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

j.   Patents, Copyrights, etc . The Company and each of its Subsidiaries owns or possesses the requisite licenses or rights to use all patents, patent applications, patent rights, inventions, know-how, trade secrets, trademarks, trademark applications, service marks, service names, trade names and copyrights (“ Intellectual Property”) necessary to enable it to conduct its business as now operated (and, except as set forth in Schedule 3(j) hereof, to the best of the Company’s knowledge, as presently contemplated to be operated in the future); there is no claim or action by any person pertaining to, or proceeding pending, or to the Company’s knowledge threatened, which challenges the right of the Company or of a Subsidiary with respect to any Intellectual Property necessary to enable it to conduct its business as now operated (and, except as set forth in Schedule 3(j) hereof, to the best of the Company’s knowledge, as presently contemplated to be operated in the future); to the best of the Company’s knowledge, the Company’s or its Subsidiaries’ current and intended products, services and processes do not infringe on any Intellectual Property or other rights held by any person; and the Company is unaware of any facts or circumstances which might give rise to any of the foregoing. The Company and each of its Subsidiaries have taken reasonable security measures to protect the secrecy, confidentiality and value of their Intellectual Property.

k.   No Materially Adverse Contracts, Etc . Neither the Company nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company’s officers has or is expected in the future to have a Material Adverse Effect. Neither the Company nor any of its Subsidiaries is a party to any contract or agreement which in the judgment of the Company’s officers has or is expected to have a Material Adverse Effect.

l.   Tax Status . Except as set forth on Schedule 3(l) , the Company and each of its Subsidiaries has made or filed all federal, state and foreign income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim. The Company has not executed a waiver with respect to the statute of limitations relating to the assessment or collection of any foreign, federal, state or local tax. Except as set forth on Schedule 3(l) , none of the Company’s tax returns is presently being audited by any taxing authority.

m.   Certain Transactions . Except as set forth on Schedule 3(m) and except for arm’s length transactions pursuant to which the Company or any of its Subsidiaries makes payments in the ordinary course of business upon terms no less favorable than the Company or any of its Subsidiaries could obtain from third parties, none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

n.   Disclosure . All information relating to or concerning the Company or any of its Subsidiaries set forth in this Agreement and provided to the Buyers pursuant to Section 2(d) hereof and otherwise in connection with the transactions contemplated hereby is true and correct in all material respects and the Company has not omitted to state any material fact necessary in order to make the statements made herein or therein, in light of the circumstances under which they were made, not misleading. No event or circumstance has occurred or exists with respect to the Company or any of its Subsidiaries or its or their business, properties, prospects, operations or financial conditions, which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed (assuming for this purpose that the Company’s reports filed under the 1934 Act are being incorporated into an effective registration statement filed by the Company under the 1933 Act).

o.   Acknowledgment Regarding Buyers’ Purchase of Securities . The Company acknowledges and agrees that the Buyers are acting solely in the capacity of arm’s length purchasers with respect to this Agreement and the transactions contemplated hereby. The Company further acknowledges that no Buyer is acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereby and any statement made by any Buyer or any of their respective representatives or agents in connection with this Agreement and the transactions contemplated hereby is not advice or a recommendation and is merely incidental to the Buyers’ purchase of the Securities. The Company further represents to each Buyer that the Company’s decision to enter into this Agreement has been based solely on the independent evaluation of the Company and its representatives.

p.   No Integrated Offering . Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales in any security or solicited any offers to buy any security under circumstances that would require registration under the 1933 Act of the issuance of the Securities to the Buyers. The issuance of the Securities to the Buyers will not be integrated with any other issuance of the Company’s securities (past, current or future) for purposes of any shareholder approval provisions applicable to the Company or its securities.

q.   No Brokers . The Company has taken no action which would give rise to any claim by any person for brokerage commissions, transaction fees or similar payments relating to this Agreement or the transactions contemplated hereby.

r.   Permits; Compliance . The Company and each of its Subsidiaries is in possession of all franchises, grants, authorizations, licenses, permits, easements, variances, exemptions, consents, certificates, approvals and orders necessary to own, lease and operate its properties and to carry on its business as it is now being conducted (collectively, the “ Company Permits”), and there is no action pending or, to the knowledge of the Company, threatened regarding suspension or cancellation of any of the Company Permits. Neither the Company nor any of its Subsidiaries is in conflict with, or in default or violation of, any of the Company Permits, except for any such conflicts, defaults or violations which, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect. Since March 31, 2004, neither the Company nor any of its Subsidiaries has received any notification with respect to possible conflicts, defaults or violations of applicable laws, except for notices relating to possible conflicts, defaults or violations, which conflicts, defaults or violations would not have a Material Adverse Effect.

s.   Environmental Matters .

(i)   Except as set forth in Schedule 3(s) , there are, to the Company’s knowledge, with respect to the Company or any of its Subsidiaries or any predecessor of the Company, no past or present violations of Environmental Laws (as defined below), releases of any material into the environment, actions, activities, circumstances, conditions, events, incidents, or contractual obligations which may give rise to any common law environmental liability or any liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar federal, state, local or foreign laws and neither the Company nor any of its Subsidiaries has received any notice with respect to any of the foregoing, nor is any action pending or, to the Company’s knowledge, threatened in connection with any of the foregoing. The term “ Environmental Laws” means all federal, state, local or foreign laws relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), including, without limitation, laws relating to emissions, discharges, releases or threatened releases of chemicals, pollutants contaminants, or toxic or hazardous substances or wastes (collectively, “ Hazardous Materials”) into the environment, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials, as well as all authorizations, codes, decrees, demands or demand letters, injunctions, judgments, licenses, notices or notice letters, orders, permits, plans or regulations issued, entered, promulgated or approved thereunder.

(ii)   Other than those that are or were stored, used or disposed of in compliance with applicable law, no Hazardous Materials are contained on or about any real property currently owned, leased or used by the Company or any of its Subsidiaries, and no Hazardous Materials were released on or about any real property previously owned, leased or used by the Company or any of its Subsidiaries during the period the property was owned, leased or used by the Company or any of its Subsidiaries, except in the normal course of the Company’s or any of its Subsidiaries’ business.

(iii)   Except as set forth in Schedule 3(s) , there are no underground storage tanks on or under any real property owned, leased or used by the Company or any of its Subsidiaries that are not in compliance with applicable law.

t.   Title to Property . The Company and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them which is material to the business of the Company and its Subsidiaries, in each case free and clear of all liens, encumbrances and defects except such as are described in Schedule 3(t) or such as would not have a Material Adverse Effect. Any real property and facilities held under lease by the Company and its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as would not have a Material Adverse Effect.

u.   Insurance . Except as set forth in Schedule 3(u) , the Company and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its Subsidiaries are engaged. Neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not have a Material Adverse Effect. The Company has provided to Buyer true and correct copies of all policies relating to directors’ and officers’ liability coverage, errors and omissions coverage, and commercial general liability coverage.

v.   Internal Accounting Controls . The Company and each of its Subsidiaries maintain a system of internal accounting controls sufficient, in the judgment of the Company’s board of directors, to provide reasonable assurance that (i) transactions are executed in accordance with management’s general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management’s general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

w.   Foreign Corrupt Practices . Neither the Company, nor any of its Subsidiaries, nor any director, officer, agent, employee or other person acting on behalf of the Company or any Subsidiary has, in the course of his actions for, or on behalf of, the Company, used any corporate funds for any unlawful contribution, gift, entertainment or other unlawful expenses relating to political activity; made any direct or indirect unlawful payment to any foreign or domestic government official or employee from corporate funds; violated or is in violation of any provision of the U.S. Foreign Corrupt Practices Act of 1977, as amended, or made any bribe, rebate, payoff, influence payment, kickback or other unlawful payment to any foreign or domestic government official or employee.

x.   Solvency . Except as provided on Schedule 3(x), the Company (after giving effect to the transactions contemplated by this Agreement) is solvent ( i.e. , its assets have a fair market value in excess of the amount required to pay its probable liabilities on its existing debts as they become absolute and matured) and currently the Company has no information that would lead it to reasonably conclude that the Company would not, after giving effect to the transaction contemplated by this Agreement, have the ability to, nor does it intend to take any action that would impair its ability to, pay its debts from time to time incurred in connection therewith as such debts mature. Except as provided on Schedule 3(x), the Company did not receive a qualified opinion from its auditors with respect to its most recent fiscal year end and, after giving effect to the transactions contemplated by this Agreement, does not anticipate or know of any basis upon which its auditors might issue a qualified opinion in respect of its current fiscal year.

y.   No Investment Company . The Company is not, and upon the issuance and sale of the Securities as contemplated by this Agreement will not be an “investment company” required to be registered under the Investment Company Act of 1940 (an “Investment Company” ). The Company is not controlled by an Investment Company.

z.   Breach of Representations and Warranties by the Company . If the Company breaches any of the representations or warranties set forth in this Section 3, and in addition to any other remedies available to the Buyers pursuant to this Agreement, the Company shall pay to the Buyer the Standard Liquidated Damages Amount in cash or in shares of Common Stock at the option of the Company, until such breach is cured. If the Company elects to pay the Standard Liquidated Damages Amounts in shares of Common Stock, such shares shall be issued at the Conversion Price at the time of payment.

4.   COVENANTS .

a.   Best Efforts . The parties shall use their best efforts to satisfy timely each of the conditions described in Section 6 and 7 of this Agreement.

b.   Form D; Blue Sky Laws . The Company agrees to file a Form D with respect to the Securities as required under Regulation D and to provide a copy thereof to each Buyer promptly after such filing. The Company shall, on or before the Closing Date, take such action as the Company shall reasonably determine is necessary to qualify the Securities for sale to the Buyers at the applicable closing pursuant to this Agreement under applicable securities or “blue sky” laws of the states of the United States (or to obtain an exemption from such qualification), and shall provide evidence of any such action so taken to each Buyer on or prior to the Closing Date.

c.   Reporting Status; Eligibility to Use Form S-3, SB-2 or Form S-1 .   The Company’s Common Stock is registered under Section 12(g) of the 1934 Act. The Company represents and warrants that it meets the requirements for the use of Form S-3, (or if the Company is not eligible for the use of Form S-3 as of the Filing Date (as defined in the Registration Rights Agreement), the Company may use the form of registration for which it is eligible at that time,) for registration of the sale by the Buyer of the Registrable Securities (as defined in the Registration Rights Agreement). So long as the Buyer beneficially owns any of the Securities, the Company shall timely file all reports required to be filed with the SEC pursuant to the 1934 Act, and the Company shall not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination. The Company further agrees to file all reports required to be filed by the Company with the SEC in a timely manner so as to become eligible, and thereafter to maintain its eligibility, for the use of Form S-3. The Company shall issue a press release describing the materials terms of the transaction contemplated hereby as soon as practicable following the Closing Date but in no event more than two (2) business days of the Closing Date, which press release shall be subject to prior review by the Buyers. The Company agrees that such press release shall not disclose the name of the Buyers unless expressly consented to in writing by the Buyers or unless required by applicable law or regulation, and then only to the extent of such requirement.

d.   Use of Proceeds . The Company shall use the proceeds from the sale of the Debentures and the Warrants in the manner set forth in Schedule 4(d) attached hereto and made a part hereof and shall not, directly or indirectly, use such proceeds for any loan to or investment in any other corporation, partnership, enterprise or other person (except in connection with its currently existing direct or indirect Subsidiaries)

e.   Future Offerings . Subject to the exceptions described below, the Company will not, without the prior written consent of a majority-in-interest of the Buyers, not to be unreasonably withheld, (A) negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves the issuance of convertible securities that are convertible into an indeterminate number of shares of Common Stock or (B) grant any registration rights in connection with any issuance of Common Stock or warrants during the period (the “ Lock-up Period”) beginning on the Closing Date and ending on the later of (i) two hundred seventy (270) days from the Closing Date and (ii) one hundred eighty (180) days from the date the Registration Statement (as defined in the Registration Rights Agreement) is declared effective (plus any days in which sales cannot be made thereunder). Notwithstanding the foregoing, the Company shall be permitted to obtain additional equity financing (including debt financing with an equity component) that does not involve the issuance of convertible securities that are convertible into an indeterminate number of shares of Common Stock and which involves the grant of registration rights, so long as such registration rights do not become effective or may not be invoked by the holder thereof for a period of at least 320 days from the Closing Date. In addition, subject to the exceptions described below, the Company will not conduct any equity financing (including debt with an equity component) (“ Future Offerings”) during the period beginning on the Closing Date and ending two (2) years after the end of the Lock-up Period unless it shall have first delivered to each Buyer, at least twenty (20) business days prior to the closing of such Future Offering, written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing each Buyer an option during the fifteen (15) day period following delivery of such notice to purchase its pro rata share (based on the ratio that the aggregate principal amount of Debentures purchased by it hereunder bears to the aggregate principal amount of Debentures purchased hereunder) of the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “ Capital Raising Limitations”).   In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyers concerning the proposed Future Offering, the Company shall deliver a new notice to each Buyer describing the amended terms and conditions of the proposed Future Offering and each Buyer thereafter shall have an option during the fifteen (15) day period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended. The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering. The Capital Raising Limitations shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the 1933 Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company. The Capital Raising Limitations also shall not apply to the issuance of securities upon exercise or conversion of the Company’s options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any Company stock option or restricted stock plan approved by the shareholders of the Company.

f.   Expenses . At the Closing, the Company shall reimburse Buyers for expenses incurred by them in connection with the negotiation, preparation, execution, delivery and performance of this Agreement and the other agreements to be executed in connection herewith (“Documents”), including, without limitation, attorneys’ and consultants’ fees and expenses, transfer agent fees, fees for stock quotation services, fees relating to any amendments or modifications of the Documents or any consents or waivers of provisions in the Documents, fees for the preparation of opinions of counsel, escrow fees, and costs of restructuring the transactions contemplated by the Documents. When possible, the Company must pay these fees directly, otherwise the Company must make immediate payment for reimbursement to the Buyers for all fees and expenses immediately upon written notice by the Buyer or the submission of an invoice by the Buyer If the Company fails to reimburse the Buyer in full within three (3) business days of the written notice or submission of invoice by the Buyer, the Company shall pay interest on the total amount of fees to be reimbursed at a rate of 15% per annum.

g.   Financial Information . The Company agrees to send the following reports to each Buyer until such Buyer transfers, assigns, or sells all of the Securities: (i) within ten (10) days after the filing with the SEC, a copy of its Annual Report on Form 10-KSB its Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K; (ii) within one (1) day after release, copies of all press releases issued by the Company or any of its Subsidiaries; and (iii) contemporaneously with the making available or giving to the shareholders of the Company, copies of any notices or other information the Company makes available or gives to such shareholders.

h.   Authorization and Reservation of Shares . The Company shall at all times have authorized, and reserved for the purpose of issuance, a sufficient number of shares of Common Stock to provide for the full conversion or exercise of the outstanding Debentures and Warrants and issuance of the Conversion Shares and Warrant Shares in connection therewith (based on the Conversion Price of the Debentures or Exercise Price of the Warrants in effect from time to time) and as otherwise required by the Debentures. The Company shall not reduce the number of shares of Common Stock reserved for issuance upon conversion of Debentures and exercise of the Warrants without the consent of each Buyer. The Company shall at all times maintain the number of shares of Common Stock so reserved for issuance at an amount (“ Reserved Amount”) equal to no less than two (2) times the number that is then actually issuable upon full conversion of the Debentures and Additional Debentures and upon exercise of the Warrants and the Additional Warrants (based on the Conversion Price of the Debentures or the Exercise Price of the Warrants in effect from time to time). If at any time the number of shares of Common Stock authorized and reserved for issuance (“ Authorized and Reserved Shares”) is below the Reserved Amount, the Company will promptly take all corporate action necessary to authorize and reserve a sufficient number of shares, including, without limitation, calling a special meeting of shareholders to authorize additional shares to meet the Company’s obligations under this Section 4(h), in the case of an insufficient number of authorized shares, obtain shareholder approval of an increase in such authorized number of shares, and voting the management shares of the Company in favor of an increase in the authorized shares of the Company to ensure that the number of authorized shares is sufficient to meet the Reserved Amount. If the Company fails to obtain such shareholder approval within thirty (30) days following the date on which the number of Authorized and Reserved Shares exceeds the Reserved Amount, the Company shall pay to the Borrower the Standard Liquidated Damages Amount, in cash or in shares of Common Stock at the option of the Buyer. If the Buyer elects to be paid the Standard Liquidated Damages Amount in shares of Common Stock, such shares shall be issued at the Conversion Price at the time of payment. In order to ensure that the Company has authorized a sufficient amount of shares to meet the Reserved Amount at all times, the Company must deliver to the Buyer at the end of every month a list detailing (1) the current amount of shares authorized by the Company and reserved for the Buyer; and (2) amount of shares issuable upon conversion of the Debentures and upon exercise of the Warrants and as payment of interest accrued on the Debentures for one year. If the Company fails to provide such list within five (5) business days of the end of each month, the Company shall pay the Standard Liquidated Damages Amount, in cash or in shares of Common Stock at the option of the Buyer, until the list is delivered. If the Buyer elects to be paid the Standard Liquidated Damages Amount in shares of Common Stock, such shares shall be issued at the Conversion Price at the time of payment.

i.   Listing . The Company shall promptly secure the listing of the Conversion Shares and Warrant Shares upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance) and, so long as any Buyer owns any of the Securities, shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all Conversion Shares and Warrant Shares from time to time issuable upon conversion of the Debentures or exercise of the Warrants. Subject to the Listing (as defined in Section 4(n)), Tthe Company will obtain and, so long as any Buyer owns any of the Securities, maintain the listing and trading of its Common Stock on the OTCBB or any equivalent replacement exchange, the Nasdaq National Market (“ Nasdaq”), the Nasdaq SmallCap Market (“ Nasdaq SmallCap”), the New York Stock Exchange (“ NYSE”), or the American Stock Exchange (“ AMEX” ) and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the National Association of Securities Dealers (“ NASD”) and such exchanges, as applicable. The Company shall promptly provide to each Buyer copies of any notices it receives from the OTCBB and any other exchanges or quotation systems on which the Common Stock is then listed regarding the continued eligibility of the Common Stock for listing on such exchanges and quotation systems.

j.   Corporate Existence . So long as a Buyer beneficially owns any Debentures or Warrants, the Company shall maintain its corporate existence and shall not sell all or substantially all of the Company’s assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations hereunder and under the agreements and instruments entered into in connection herewith and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.

k.   No Integration . The Company shall not make any offers or sales of any security (other than the Securities) under circumstances that would require registration of the Securities being offered or sold hereunder under the 1933 Act or cause the offering of the Securities to be integrated with any other offering of securities by the Company for the purpose of any stockholder approval provision applicable to the Company or its securities.

l.   Breach of Covenants . If the Company breaches any of the covenants set forth in this Section 4, and in addition to any other remedies available to the Buyers pursuant to this Agreement, the Company shall pay to the Buyers the Standard Liquidated Damages Amount, in cash or in shares of Common Stock at the option of the Company, until such breach is cured. If the Company elects to pay the Standard Liquidated Damages Amount in shares, such shares shall be issued at the Conversion Price at the time of payment.

5.   TRANSFER AGENT INSTRUCTIONS . The Company shall issue irrevocable instructions to its transfer agent to issue certificates, registered in the name of each Buyer or its nominee, for the Conversion Shares and Warrant Shares in such amounts as specified from time to time by each Buyer to the Company upon conversion of the Debentures or exercise of the Warrants in accordance with the terms thereof (the “ Irrevocable Transfer Agent Instructions”). Prior to registration of the Conversion Shares and Warrant Shares under the 1933 Act or the date on which the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold, all such certificates shall bear the restrictive legend specified in Section 2(g) of this Agreement. The Company warrants that no instruction other than the Irrevocable Transfer Agent Instructions referred to in this Section 5, and stop transfer instructions to give effect to Section 2(f) hereof (in the case of the Conversion Shares and Warrant Shares, prior to registration of the Conversion Shares and Warrant Shares under the 1933 Act or the date on which the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold), will be given by the Company to its transfer agent and that the Securities shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement and the Registration Rights Agreement. Nothing in this Section shall affect in any way the Buyer’s obligations and agreement set forth in Section 2(g) hereof to comply with all applicable prospectus delivery requirements, if any, upon re-sale of the Securities. If a Buyer provides the Company with (i) an opinion of Qualifying BuyerCcounsel in form, substance and scope customary for opinions in comparable transactions, to the effect that a public sale or transfer of such Securities may be made without registration under the 1933 Act and such sale or transfer is effected or (ii) the Buyer provides reasonable assurancean opinion of Qualifying Buyer Counsel s that the Securities can be sold pursuant to Rule 144, the Company shall permit the transfer, and, in the case of the Conversion Shares and Warrant Shares, promptly instruct its transfer agent to issue one or more certificates, free from restrictive legend, in such name and in such denominations as specified by such Buyer. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyers, by vitiating the intent and purpose of the transactions contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Section 5 may be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Section, that the Buyers shall be entitled, in addition to all other available remedies, to an injunction restraining any breach and requiring immediate transfer, without the necessity of showing economic loss and without any bond or other security being required.

6.   CONDITIONS TO THE COMPANY’S OBLIGATION TO SELL . The obligation of the Company hereunder to issue and sell the Debentures and Warrants to a Buyer at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions thereto, provided that these conditions are for the Company’s sole benefit and may be waived by the Company at any time in its sole discretion:

a.   The applicable Buyer shall have executed this Agreement and the Registration Rights Agreement, and delivered the same to the Company.

b.   The applicable Buyer shall have delivered the Purchase Price in accordance with Section 1(b) above.

c.   The representations and warranties of the applicable Buyer shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the applicable Buyer shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the applicable Buyer at or prior to the Closing Date.

d.   No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

7.   CONDITIONS TO EACH BUYER’S OBLIGATION TO PURCHASE . The obligation of each Buyer hereunder to purchase the Debentures and Warrants at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions, provided that these conditions are for such Buyer’s sole benefit and may be waived by such Buyer at any time in its sole discretion:

a.   The Company shall have executed this Agreement and the Registration Rights Agreement, and delivered the same to the Buyer.

b.   The Company shall have delivered to such Buyer duly executed Debentures (in such denominations as the Buyer shall request) and Warrants in accordance with Section 1(b) above.

c.   The Irrevocable Transfer Agent Instructions, in form and substance satisfactory to a majority-in-interest of the Buyers, shall have been delivered to and acknowledged in writing by the Company’s Transfer Agent.

d.   The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at such time (except for representations and warranties that speak as of a specific date) and the Company shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing Date. The Buyer shall have received a certificate or certificates, executed by the chief executive officer of the Company, dated as of the Closing Date, to the foregoing effect and as to such other matters as may be reasonably requested by such Buyer including, but not limited to certificates with respect to the Company’s Articles of Incorporation, By-laws and Board of Directors’ resolutions relating to the transactions contemplated hereby.

e.   No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

f.   No event shall have occurred which could reasonably be expected to have a Material Adverse Effect on the Company.

g.   The Conversion Shares and Warrant Shares shall have been authorized for quotation on the OTCBB and trading in the Common Stock on the OTCBB shall not have been suspended by the SEC or the OTCBB.

h.   The Buyer shall have received an opinion of the Company’s counsel, dated as of the Closing Date, in form, scope and substance reasonably satisfactory to the Buyer and in substantially the same form as Exhibit “D” attached hereto.

i.   The Buyer shall have received an officer’s certificate described in Section 3(c) above, dated as of the Closing Date.

8.   GOVERNING LAW; MISCELLANEOUS .

a.   Governing Law . THIS AGREEMENT SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE PARTIES HERETO HEREBY SUBMIT TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS AGREEMENT, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY’S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS AGREEMENT SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS’ FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

b.   Counterparts; Signatures by Facsimile . This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

c.   Headings . The headings of this Agreement are for convenience of reference only and shall not form part of, or affect the interpretation of, this Agreement.

d.   Severability . In the event that any provision of this Agreement is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any provision hereof which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

e.   Entire Agreement; Amendments . This Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Buyer makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

f.   Notices . Any notices required or permitted to be given under the terms of this Agreement shall be sent by certified or registered mail (return receipt requested) or delivered personally or by courier (including a recognized overnight delivery service) or by facsimile and shall be effective five days after being placed in the mail, if mailed by regular United States mail, or upon receipt, if delivered personally or by courier (including a recognized overnight delivery service) or by facsimile, in each case addressed to a party. The addresses for such communications shall be:

If to the Company:	Clickable Enterprises, Inc. 711 South Columbus Avenue Mount Vernon, New York 10550 Attention: President Facsimile: 914-663-4634 Email: nick.cirillo@clickableoil.com

With copies to:
Eckert Seamens Cherin & Mellott, LLC
1515 Market Street, 9th Floor
Philadelphia, Pennsylvania 19102
Attention: Gary A. M iller, Esq.
Telephone: 215-851-8472
Facsimile: 215-851-8383
Email: gmiller@eckertseamens.com

If to a Buyer: To the address set forth immediately below such Buyer’s name on the signature pages hereto.

With copy to:
Ballard Spahr Andrews & Ingersoll, LLP
1735 Market Street
51st Floor
Philadelphia, Pennsylvania 19103
Attention: Gerald J. Guarcini, Esq.
Telephone: 215-864-8625
Facsimile: 215-864-8999
Email: guarcini@ballardspahr.com

Each party shall provide notice to the other party of any change in address.

g.   Successors and Assigns . This Agreement shall be binding upon and inure to the benefit of the parties and their successors and assigns. Neither the Company nor any Buyer shall assign this Agreement or any rights or obligations hereunder without the prior written consent of the other; provided , however , that subject to Section 2(f), any Buyer may assign its rights hereunder to any person that purchases Securities in a private transaction from a Buyer or to any of its “affiliates,” as that term is defined under the 1934 Act, without the consent of the Company; and provided further, that the Buyers shall not assign this Agreement or any rights or obligations hereunder until the Registration Debentures and Registration Warrants are purchased by the Buyers.

h.   Third Party Beneficiaries . This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

i.   Survival . The representations and warranties of the Company and the agreements and covenants set forth in Sections 3, 4, 5 and 8 shall survive the closing hereunder notwithstanding any due diligence investigation conducted by or on behalf of the Buyers. The Company agrees to indemnify and hold harmless each of the Buyers and all their officers, directors, employees and agents for loss or damage arising as a result of or related to any breach or alleged breach by the Company of any of its representations, warranties and covenants set forth in Sections 3 and 4 hereof or any of its covenants and obligations under this Agreement or the Registration Rights Agreement, including advancement of expenses as they are incurred.

j.   Publicity . The Company and each of the Buyers shall have the right to review a reasonable period of time before issuance of any press releases, SEC, OTCBB or NASD filings, or any other public statements with respect to the transactions contemplated hereby; provided , however , that the Company shall be entitled, without the prior approval of each of the Buyers, to make any press release or SEC, OTCBB (or other applicable trading market) or NASD filings with respect to such transactions as is required by applicable law and regulations (although each of the Buyers shall be consulted by the Company in connection with any such press release prior to its release and shall be provided with a copy thereof and be given an opportunity to comment thereon).

k.   Further Assurances . Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

l.   No Strict Construction . The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

m.   Remedies . The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyers by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Agreement will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Agreement, that the Buyers shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Agreement and to enforce specifically the terms and provisions hereof, without the necessity of showing economic loss and without any bond or other security being required.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF , the undersigned Buyers and the Company have caused this Agreement to be duly executed as of the date first above written.

CLICKABLE ENTERPRISES, INC.

Nicholas Cirillo President

AJW PARTNERS, LLC
By: SMS Group, LLC

Corey S. Ribotsky Manager

RESIDENCE:    Delaware

ADDRESS:        1044 Northern Boulevard
Suite 302
Roslyn, New York 11576
Facsimile: (516) 739-7115
Telephone: (516) 739-7110

AGGREGATE SUBSCRIPTION AMOUNT:

Aggregate Principal Amount of Debentures:	$	________
Number of Warrants:		________
Aggregate Purchase Price:	$	________

AJW OFFSHORE, LTD.
By: First Street Manager II, LLC

Corey S. Ribotsky Manager

RESIDENCE:    Cayman Islands

ADDRESS:       AJW Offshore, Ltd.
                           P.O. Box 32021 SMB
                           Grand Cayman, Cayman Island, B.W.I.

AGGREGATE SUBSCRIPTION AMOUNT:

Aggregate Principal Amount of Debentures:	$	_______
Number of Warrants:		_______
Aggregate Purchase Price:	$	_______

AJW QUALIFIED PARTNERS, LLC
By: AJW Manager, LLC

Corey S. Ribotsky Manager

RESIDENCE:    New York

ADDRESS:       1044 Northern Boulevard
                           Suite 302
                           Roslyn, New York 11576
                           Facsimile:   (516) 739-7115
                           Telephone:   (516) 739-7110

AGGREGATE SUBSCRIPTION AMOUNT:

Aggregate Principal Amount of Debentures:	$	________
Number of Warrants:		________
Aggregate Purchase Price:	$	________

REGISTRATION RIGHTS AGREEMENT

REGISTRATION RIGHTS AGREEMENT (this “ Agreement”), dated as of March 21, 2006, by and among Clickable Enterprises, Inc., a Delaware corporation with its headquarters located at 711 South Columbus Avenue, Mount Vernon, New York 10550 (the “ Company”), and each of the undersigned (together with their respective affiliates and any assignee or transferee of all of their respective rights hereunder, the “ Initial Investors”).

WHEREAS:

A.   In connection with the Securities Purchase Agreement by and among the parties hereto of even date herewith (the “Securities Purchase Agreement”), the Company has agreed, upon the terms and subject to the conditions contained therein, to issue and sell to the Initial Investors (i)  secured convertible notes in the aggregate principal amount of up to One Million Dollars ($1,000,000) (the “Notes”) that are convertible into shares of the Company’s common stock (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Notes and (ii)  warrants (the “Warrants”) to acquire an aggregate of 4,000,000 shares of Common Stock, upon the terms and conditions and subject to the limitations and conditions set forth in the Warrants; and

B.   To induce the Initial Investors to execute and deliver the Securities Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “ 1933 Act”), and applicable state securities laws;

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and each of the Initial Investors hereby agree as follows:

  1.       DEFINITIONS.

a.      As used in this Agreement, the following terms shall have the following meanings:

         (i)     “ Investors” means the Initial Investors and any transferee or assignee who agrees to become bound by the provisions of this Agreement in accordance with Section 9 hereof.

         (ii)    “ register ,” “ registered ,” and “ registration” refer to a registration effected by preparing and filing a Registration Statement or Statements in compliance with the 1933 Act and pursuant to Rule 415 under the 1933 Act or any successor rule providing for offering securities on a continuous basis (“ Rule 415”), and the declaration or ordering of effectiveness of such Registration Statement by the United States Securities and Exchange Commission (the “ SEC”).

         (iii)   “ Registrable Securities” means the Conversion Shares issued or issuable upon conversion or otherwise pursuant to the including, without limitation, Damages Shares (as defined in the Notes) issued or issuable pursuant to the Notes, shares of Common Stock issued or issuable in payment of the Standard Liquidated Damages Amount (as defined in the Securities Purchase Agreement), shares issued or issuable in respect of interest or in redemption of the Notes in accordance with the terms thereof) and Warrant Shares issuable, upon exercise or otherwise pursuant to the Warrants, and any shares of capital stock issued or issuable as a dividend on or in exchange for or otherwise with respect to any of the foregoing.

        (iv)  “ Registration Statement” means a registration statement of the Company under the 1933 Act.

               b.        Capitalized terms used herein and not otherwise defined herein shall have the respective meanings set forth in the Securities Purchase Agreement or the Convertible Note.

  2.        REGISTRATION .

              a.        Mandatory Registration . The Company shall prepare, and, on or prior to thirty (30) days from the date of receipt of written demand of the Investors (the “ Filing Date”), file with the SEC a Registration Statement on Form S-3 (or, if Form S-3 is not then available, on such form of Registration Statement as is then available to effect a registration of the Registrable Securities, subject to the consent of the Initial Investors, which consent will not be unreasonably withheld) covering the resale of the Registrable Securities underlying the Notes and Warrants issued or issuable pursuant to the Securities Purchase Agreement, which Registration Statement, to the extent allowable under the 1933 Act and the rules and regulations promulgated thereunder (including Rule 416), shall state that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Notes and exercise of the Warrants to prevent dilution resulting from stock splits, stock dividends or similar transactions. The number of shares of Common Stock initially included in such Registration Statement shall be no less than an amount equal to two (2) times the sum of the number of Conversion Shares that are then issuable upon conversion of the Notes (based on the Variable Conversion Price as would then be in effect and assuming the Variable Conversion Price is the Conversion Price at such time), and the number of Warrant Shares that are then issuable upon exercise of the Warrants, without regard to any limitation on the Investor’s ability to convert the Notes or exercise the Warrants. The Company acknowledges that the number of shares initially included in the Registration Statement represents a good faith estimate of the maximum number of shares issuable upon conversion of the Notes and upon exercise of the Warrants.

              b.       Underwritten Offering . If any offering pursuant to a Registration Statement pursuant to Section 2(a) hereof involves an underwritten offering, the Investors who hold a majority in interest of the Registrable Securities subject to such underwritten offering, with the consent of a majority-in-interest of the Initial Investors, shall have the right to select one legal counsel and an investment banker or bankers and manager or managers to administer the offering, which investment banker or bankers or manager or managers shall be reasonably satisfactory to the Company.

              c.        Payments by the Company . The Company shall use its best efforts to obtain effectiveness of the Registration Statement as soon as practicable. If (i)  the Registration Statement(s) covering the Registrable Securities required to be filed by the Company pursuant to Section 2(a) hereof is not filed by the Filing Date or declared effective by the SEC on or prior to one hundred and thirty-five (135) days from the date of Closing (as defined in the Securities Purchase Agreement), or (ii)  after the Registration Statement has been declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement, or (iii)  the Common Stock is not listed or included for quotation on the Nasdaq National Market (“ Nasdaq”), the Nasdaq SmallCap Market (“ Nasdaq SmallCap”), the New York Stock Exchange (the “ NYSE”) or the American Stock Exchange (the “ AMEX”) after being so listed or included for quotation, or (iv)  the Common Stock ceases to be traded on the Over-the-Counter Bulletin Board (the “OTCBB” ) or any equivalent replacement exchange prior to being listed or included for quotation on one of the aforementioned markets, then the Company will make payments to the Investors in such amounts and at such times as shall be determined pursuant to this Section 2(c) as partial relief for the damages to the Investors by reason of any such delay in or reduction of their ability to sell the Registrable Securities (which remedy shall not be exclusive of any other remedies available at law or in equity). The Company shall pay to each holder of the Notes or Registrable Securities an amount equal to the then outstanding principal amount of the Notes (and, in the case of holders of Registrable Securities, the principal amount of Notes from which such Registrable Securities were converted) (“ Outstanding Principal Amount”), multiplied by the Applicable Percentage (as defined below) times the sum of: (i) the number of months (prorated for partial months) after the Filing Date or the end of the aforementioned ninety (90) day period and prior to the date the Registration Statement is declared effective by the SEC, provided, however, that there shall be excluded from such period any delays which are solely attributable to changes required by the Investors in the Registration Statement with respect to information relating to the Investors, including, without limitation, changes to the plan of distribution, or to the failure of the Investors to conduct their review of the Registration Statement pursuant to Section 3(h) below in a reasonably prompt manner; (ii) the number of months (prorated for partial months) that sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement after the Registration Statement has been declared effective (including, without limitation, when sales cannot be made by reason of the Company’s failure to properly supplement or amend the prospectus included therein in accordance with the terms of this Agreement, but excluding any days during an Allowed Delay (as defined in Section 3(f)); and (iii) the number of months (prorated for partial months) that the Common Stock is not listed or included for quotation on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX or that trading thereon is halted after the Registration Statement has been declared effective. The term “ Applicable Percentage” means two hundredths (.02). (For example, if the Registration Statement becomes effective one (1) month after the end of such ninety (90) day period, the Company would pay $5,000 for each $250,000 of Outstanding Principal Amount. If thereafter, sales could not be made pursuant to the Registration Statement for an additional period of one (1) month, the Company would pay an additional $5,000 for each $250,000 of Outstanding Principal Amount.) Such amounts shall be paid in cash or, at the Company’s option, in shares of Common Stock priced at the Conversion Price (as defined in the Notes) on such payment date.

              d.       Piggy-Back Registrations . Subject to the last sentence of this Section 2(d), if at any time prior to the expiration of the Registration Period (as hereinafter defined) the Company shall determine to file with the SEC a Registration Statement relating to an offering for its own account or the account of others under the 1933 Act of any of its equity securities (other than on Form S-4 or Form S-8 or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other bona  fide , employee benefit plans), the Company shall send to each Investor who is entitled to registration rights under this Section 2(d) written notice of such determination and, if within fifteen (15) days after the effective date of such notice, such Investor shall so request in writing, the Company shall include in such Registration Statement all or any part of the Registrable Securities such Investor requests to be registered, except that if, in connection with any underwritten public offering for the account of the Company the managing underwriter(s) thereof shall impose a limitation on the number of shares of Common Stock which may be included in the Registration Statement because, in such underwriter(s)’ judgment, marketing or other factors dictate such limitation is necessary to facilitate public distribution, then the Company shall be obligated to include in such Registration Statement only such limited portion of the Registrable Securities with respect to which such Investor has requested inclusion hereunder as the underwriter shall permit. Any exclusion of Registrable Securities shall be made pro rata among the Investors seeking to include Registrable Securities in proportion to the number of Registrable Securities sought to be included by such Investors; provided , however , that the Company shall not exclude any Registrable Securities unless the Company has first excluded all outstanding securities, the holders of which are not entitled to inclusion of such securities in such Registration Statement or are not entitled to pro rata inclusion with the Registrable Securities; and provided , further , however , that, after giving effect to the immediately preceding proviso, any exclusion of Registrable Securities shall be made pro rata with holders of other securities having the right to include such securities in the Registration Statement other than holders of securities entitled to inclusion of their securities in such Registration Statement by reason of demand registration rights. No right to registration of Registrable Securities under this Section 2(d) shall be construed to limit any registration required under Section 2(a) hereof. If an offering in connection with which an Investor is entitled to registration under this Section 2(d) is an underwritten offering, then each Investor whose Registrable Securities are included in such Registration Statement shall, unless otherwise agreed by the Company, offer and sell such Registrable Securities in an underwritten offering using the same underwriter or underwriters and, subject to the provisions of this Agreement, on the same terms and conditions as other shares of Common Stock included in such underwritten offering. Notwithstanding anything to the contrary set forth herein, the registration rights of the Investors pursuant to this Section 2(d) shall only be available in the event the Company fails to timely file, obtain effectiveness or maintain effectiveness of any Registration Statement to be filed pursuant to Section 2(a) in accordance with the terms of this Agreement.

 e.       Eligibility for Form S-3, SB-2 or S-1; Conversion to Form S-3 . The Company represents and warrants that it meets the requirements for the use of Form S-3, SB-2 or S-1 for registration of the sale by the Initial Investors and any other Investors of the Registrable Securities. The Company agrees to file all reports required to be filed by the Company with the SEC in a timely manner so as to remain eligible or become eligible, as the case may be, and thereafter to maintain its eligibility, for the use of Form S-3. If the Company is not currently eligible to use Form S-3, not later than five (5) business days after the Company first meets the registration eligibility and transaction requirements for the use of Form S-3 (or any successor form) for registration of the offer and sale by the Initial Investors and any other Investors of Registrable Securities, the Company shall file a Registration Statement on Form S-3 (or such successor form) with respect to the Registrable Securities covered by the Registration Statement on Form SB-2 or Form S-1, whichever is applicable, filed pursuant to Section 2(a) (and include in such Registration Statement on Form S-3 the information required by Rule 429 under the 1933 Act) or convert the Registration Statement on Form SB-2 or Form S-1, whichever is applicable, filed pursuant to Section 2(a) to a Form S-3 pursuant to Rule 429 under the 1933 Act and cause such Registration Statement (or such amendment) to be declared effective no later than forty-five (45) days after filing. In the event of a breach by the Company of the provisions of this Section 2(e), the Company will be required to make payments pursuant to Section 2(c) hereof.

  3.        OBLIGATIONS OF THE COMPANY.

In connection with the registration of the Registrable Securities, the Company shall have the following obligations:

              a.        The Company shall prepare promptly, and file with the SEC not later than the Filing Date, a Registration Statement with respect to the number of Registrable Securities provided in Section 2(a), and thereafter use its best efforts to cause such Registration Statement relating to Registrable Securities to become effective as soon as possible after such filing but in no event later than ninety (90) days from the date of Closing), and keep the Registration Statement effective pursuant to Rule 415 at all times until such date as is the earlier of (i) the date on which all of the Registrable Securities have been sold and (ii) the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act (the “ Registration Period”), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein not misleading.

              b.       The Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statements and the prospectus used in connection with the Registration Statements as may be necessary to keep the Registration Statements effective at all times during the Registration Period, and, during such period, comply with the provisions of the 1933 Act with respect to the disposition of all Registrable Securities of the Company covered by the Registration Statements until such time as all of such Registrable Securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in the Registration Statements. In the event the number of shares available under a Registration Statement filed pursuant to this Agreement is insufficient to cover all of the Registrable Securities issued or issuable upon conversion of the Notes and exercise of the Warrants, the Company shall amend the Registration Statement, or file a new Registration Statement (on the short form available therefor, if applicable), or both, so as to cover all of the Registrable Securities, in each case, as soon as practicable, but in any event within fifteen (15) days after the necessity therefor arises (based on the market price of the Common Stock and other relevant factors on which the Company reasonably elects to rely). The Company shall use its best efforts to cause such amendment and/or new Registration Statement to become effective as soon as practicable following the filing thereof, but in any event within thirty (30) days after the date on which the Company reasonably first determines (or reasonably should have determined) the need therefor. The provisions of Section 2(c) above shall be applicable with respect to such obligation, with the ninety (90) days running from the day the Company reasonably first determines (or reasonably should have determined) the need therefor.

              c.       The Company shall furnish to each Investor whose Registrable Securities are included in a Registration Statement and its legal counsel (i)  promptly (but in no event more than two (2) business days) after the same is prepared and publicly distributed, filed with the SEC, or received by the Company, one copy of each Registration Statement and any amendment thereto, each preliminary prospectus and prospectus and each amendment or supplement thereto, and, in the case of the Registration Statement referred to in Section 2(a), each letter written by or on behalf of the Company to the SEC or the staff of the SEC, and each item of correspondence from the SEC or the staff of the SEC, in each case relating to such Registration Statement (other than any portion of any thereof which contains information for which the Company has sought confidential treatment), and (ii)  promptly (but in no event more than two (2) business days) after the Registration Statement is declared effective by the SEC, such number of copies of a prospectus, including a preliminary prospectus, and all amendments and supplements thereto and such other documents as such Investor may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such Investor. The Company will immediately notify each Investor by facsimile of the effectiveness of each Registration Statement or any post-effective amendment. The Company will promptly respond to any and all comments received from the SEC (which comments shall promptly be made available to the Investors upon request), with a view towards causing each Registration Statement or any amendment thereto to be declared effective by the SEC as soon as practicable, shall promptly file an acceleration request as soon as practicable (but in no event more than two (2) business days) following the resolution or clearance of all SEC comments or, if applicable, following notification by the SEC that any such Registration Statement or any amendment thereto will not be subject to review and shall promptly file with the SEC a final prospectus as soon as practicable (but in no event more than two (2) business days) following receipt by the Company from the SEC of an order declaring the Registration Statement effective. In the event of a breach by the Company of the provisions of this Section 3(c), the Company will be required to make payments pursuant to Section 2(c) hereof.

               d.      The Company shall use reasonable efforts to (i)  register and qualify the Registrable Securities covered by the Registration Statements under such other securities or “blue sky” laws of such jurisdictions in the United States as the Investors who hold a majority in interest of the Registrable Securities being offered reasonably request, (ii)  prepare and file in those jurisdictions such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii)  take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv)  take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided , however , that the Company shall not be required in connection therewith or as a condition thereto to (a)  qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(d), (b)  subject itself to general taxation in any such jurisdiction, (c)  file a general consent to service of process in any such jurisdiction, (d)  provide any undertakings that cause the Company undue expense or burden, or (e)  make any change in its charter or bylaws, which in each case the Board of Directors of the Company determines to be contrary to the best interests of the Company and its shareholders.

              e.       In the event Investors who hold a majority-in-interest of the Registrable Securities being offered in the offering (with the approval of a majority-in-interest of the Initial Investors) select underwriters for the offering, the Company shall enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the underwriters of such offering.

              f.        As promptly as practicable after becoming aware of such event, the Company shall notify each Investor of the happening of any event, of which the Company has knowledge, as a result of which the prospectus included in any Registration Statement, as then in effect, includes an untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and use its best efforts promptly to prepare a supplement or amendment to any Registration Statement to correct such untrue statement or omission, and deliver such number of copies of such supplement or amendment to each Investor as such Investor may reasonably request; provided that, for not more than ten (10) consecutive trading days (or a total of not more than twenty (20) trading days in any twelve (12) month period), the Company may delay the disclosure of material non-public information concerning the Company (as well as prospectus or Registration Statement updating) the disclosure of which at the time is not, in the good faith opinion of the Company, in the best interests of the Company (an “ Allowed Delay”); provided, further, that the Company shall promptly (i)  notify the Investors in writing of the existence of (but in no event, without the prior written consent of an Investor, shall the Company disclose to such investor any of the facts or circumstances regarding) material non-public information giving rise to an Allowed Delay and (ii)  advise the Investors in writing to cease all sales under such Registration Statement until the end of the Allowed Delay. Upon expiration of the Allowed Delay, the Company shall again be bound by the first sentence of this Section 3(f) with respect to the information giving rise thereto.

              g.       The Company shall use its best efforts to prevent the issuance of any stop order or other suspension of effectiveness of any Registration Statement, and, if such an order is issued, to obtain the withdrawal of such order at the earliest possible moment and to notify each Investor who holds Registrable Securities being sold (or, in the event of an underwritten offering, the managing underwriters) of the issuance of such order and the resolution thereof.

              h.       The Company shall permit a single firm of counsel designated by the Initial Investors to review such Registration Statement and all amendments and supplements thereto (as well as all requests for acceleration or effectiveness thereof) a reasonable period of time prior to their filing with the SEC, and not file any document in a form to which such counsel reasonably objects and will not request acceleration of such Registration Statement without prior notice to such counsel. The sections of such Registration Statement covering information with respect to the Investors, the Investor’s beneficial ownership of securities of the Company or the Investors intended method of disposition of Registrable Securities shall conform to the information provided to the Company by each of the Investors.

              i.        The Company shall make generally available to its security holders as soon as practicable, but not later than ninety (90) days after the close of the period covered thereby, an earnings statement (in form complying with the provisions of Rule 158 under the 1933 Act) covering a twelve-month period beginning not later than the first day of the Company’s fiscal quarter next following the effective date of the Registration Statement.

              j.        At the request of any Investor, the Company shall furnish, on the date that Registrable Securities are delivered to an underwriter, if any, for sale in connection with any Registration Statement or, if such securities are not being sold by an underwriter, on the date of effectiveness thereof (i)  an opinion, dated as of such date, from counsel representing the Company for purposes of such Registration Statement, in form, scope and substance as is customarily given in an underwritten public offering, addressed to the underwriters, if any, and the Investors and (ii)  a letter, dated such date, from the Company’s independent certified public accountants in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters, if any, and the Investors.

              k.        The Company shall make available for inspection by (i)  any Investor, (ii)  any underwriter participating in any disposition pursuant to a Registration Statement, (iii)  one firm of attorneys and one firm of accountants or other agents retained by the Initial Investors, (iv)  one firm of attorneys and one firm of accountants or other agents retained by all other Investors, and (v)  one firm of attorneys retained by all such underwriters (collectively, the “ Inspectors”) all pertinent financial and other records, and pertinent corporate documents and properties of the Company, including without limitation, records of conversions by other holders of convertible securities issued by the Company and the issuance of stock to such holders pursuant to the conversions (collectively, the “ Records”), as shall be reasonably deemed necessary by each Inspector to enable each Inspector to exercise its due diligence responsibility, and cause the Company’s officers, directors and employees to supply all information which any Inspector may reasonably request for purposes of such due diligence; provided, however, that each Inspector shall hold in confidence and shall not make any disclosure (except to an Investor) of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (a)  the disclosure of such Records is necessary to avoid or correct a misstatement or omission in any Registration Statement, (b)  the release of such Records is ordered pursuant to a subpoena or other order from a court or government body of competent jurisdiction, or (c)  the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company shall not be required to disclose any confidential information in such Records to any Inspector until and unless such Inspector shall have entered into confidentiality agreements (in form and substance satisfactory to the Company) with the Company with respect thereto, substantially in the form of this Section 3(k). Each Investor agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential. Nothing herein (or in any other confidentiality agreement between the Company and any Investor) shall be deemed to limit the Investor’s ability to sell Registrable Securities in a manner which is otherwise consistent with applicable laws and regulations.

              l.        The Company shall hold in confidence and not make any disclosure of information concerning an Investor provided to the Company unless (i)  disclosure of such information is necessary to comply with federal or state securities laws, (ii)  the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii)  the release of such information is ordered pursuant to a subpoena or other order from a court or governmental body of competent jurisdiction, or (iv)  such information has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning an Investor is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to such Investor prior to making such disclosure, and allow the Investor, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

              m.      The Company shall (i)  cause all the Registrable Securities covered by the Registration Statement to be listed on each national securities exchange on which securities of the same class or series issued by the Company are then listed, if any, if the listing of such Registrable Securities is then permitted under the rules of such exchange, or (ii)  to the extent the securities of the same class or series are not then listed on a national securities exchange, secure the designation and quotation, of all the Registrable Securities covered by the Registration Statement on Nasdaq or, if not eligible for Nasdaq, on Nasdaq SmallCap or, if not eligible for Nasdaq or Nasdaq SmallCap, on the OTCBB and, without limiting the generality of the foregoing, to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. (“ NASD”) as such with respect to such Registrable Securities.

               n.       The Company shall provide a transfer agent and registrar, which may be a single entity, for the Registrable Securities not later than the effective date of the Registration Statement.

              o.        The Company shall cooperate with the Investors who hold Registrable Securities being offered and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates (not bearing any restrictive legends) representing Registrable Securities to be offered pursuant to a Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the managing underwriter or underwriters, if any, or the Investors may reasonably request and registered in such names as the managing underwriter or underwriters, if any, or the Investors may request, and, within three (3) business days after a Registration Statement which includes Registrable Securities is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel selected by the Company to deliver, to the transfer agent for the Registrable Securities (with copies to the Investors whose Registrable Securities are included in such Registration Statement) an instruction in the form attached hereto as Exhibit 1 and an opinion of such counsel in the form attached hereto as Exhibit 2 .

               p.       At the request of the holders of a majority-in-interest of the Registrable Securities, the Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to a Registration Statement and any prospectus used in connection with the Registration Statement as may be necessary in order to change the plan of distribution set forth in such Registration Statement.

              q.        From and after the date of this Agreement, the Company shall not, and shall not agree to, allow the holders of any securities of the Company to include any of their securities in any Registration Statement under Section 2(a) hereof or any amendment or supplement thereto under Section 3(b) hereof without the consent of the holders of a majority-in-interest of the Registrable Securities.

               r.       The Company shall take all other reasonable actions necessary to expedite and facilitate disposition by the Investors of Registrable Securities pursuant to a Registration Statement.

  4.       OBLIGATIONS OF THE INVESTORS.

In connection with the registration of the Registrable Securities, the Investors shall have the following obligations:

              a.        It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Investor that such Investor shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. At least three (3) business days prior to the first anticipated filing date of the Registration Statement, the Company shall notify each Investor of the information the Company requires from each such Investor.

               b.        Each Investor, by such Investor’s acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of the Registration Statements hereunder, unless such Investor has notified the Company in writing of such Investor’s election to exclude all of such Investor’s Registrable Securities from the Registration Statements.

              c.        In the event Investors holding a majority-in-interest of the Registrable Securities being registered (with the approval of the Initial Investors) determine to engage the services of an underwriter, each Investor agrees to enter into and perform such Investor’s obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the managing underwriter of such offering and take such other actions as are reasonably required in order to expedite or facilitate the disposition of the Registrable Securities, unless such Investor has notified the Company in writing of such Investor’s election to exclude all of such Investor’s Registrable Securities from such Registration Statement.

              d.        Each Investor agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3(f) or 3(g), such Investor will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Investor’s receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(f) or 3(g) and, if so directed by the Company, such Investor shall deliver to the Company (at the expense of the Company) or destroy (and deliver to the Company a certificate of destruction) all copies in such Investor’s possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice.

               e.       No Investor may participate in any underwritten registration hereunder unless such Investor (i)  agrees to sell such Investor’s Registrable Securities on the basis provided in any underwriting arrangements in usual and customary form entered into by the Company, (ii)  completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements, and (iii)  agrees to pay its pro rata share of all underwriting discounts and commissions and any expenses in excess of those payable by the Company pursuant to Section 5 below.

  5.       EXPENSES OF REGISTRATION.

All reasonable expenses, other than underwriting discounts and commissions, incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualification fees, printers and accounting fees, the fees and disbursements of counsel for the Company, and the reasonable fees and disbursements of one counsel selected by the Initial Investors pursuant to Sections 2(b) and 3(h) hereof shall be borne by the Company.

  6.       INDEMNIFICATION .

In the event any Registrable Securities are included in a Registration Statement under this Agreement:

              a.        To the extent permitted by law, the Company will indemnify, hold harmless and defend (i)  each Investor who holds such Registrable Securities, (ii)  the directors, officers, partners, employees, agents and each person who controls any Investor within the meaning of the 1933 Act or the Securities Exchange Act of 1934, as amended (the “ 1934 Act”), if any, (iii)  any underwriter (as defined in the 1933 Act) for the Investors, and (iv)  the directors, officers, partners, employees and each person who controls any such underwriter within the meaning of the 1933 Act or the 1934 Act, if any (each, an “ Indemnified Person”), against any joint or several losses, claims, damages, liabilities or expenses (collectively, together with actions, proceedings or inquiries by any regulatory or self-regulatory organization, whether commenced or threatened, in respect thereof, “ Claims”) to which any of them may become subject insofar as such Claims arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a Registration Statement or the omission or alleged omission to state therein a material fact required to be stated or necessary to make the statements therein not misleading; (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus if used prior to the effective date of such Registration Statement, or contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in light of the circumstances under which the statements therein were made, not misleading; or (iii) any violation or alleged violation by the Company of the 1933 Act, the 1934 Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the Registrable Securities (the matters in the foregoing clauses (i) through (iii) being, collectively, “ Violations”). Subject to the restrictions set forth in Section 6(c) with respect to the number of legal counsel, the Company shall reimburse the Indemnified Person, promptly as such expenses are incurred and are due and payable, for any reasonable legal fees or other reasonable expenses incurred by them in connection with investigating or defending any such Claim. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(a): (i) shall not apply to a Claim arising out of or based upon a Violation which occurs in reliance upon and in conformity with information furnished in writing to the Company by any Indemnified Person or underwriter for such Indemnified Person expressly for use in connection with the preparation of such Registration Statement or any such amendment thereof or supplement thereto, if such prospectus was timely made available by the Company pursuant to Section 3(c) hereof; (ii) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of the Company, which consent shall not be unreasonably withheld; and (iii) with respect to any preliminary prospectus, shall not inure to the benefit of any Indemnified Person if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the prospectus, as then amended or supplemented, such corrected prospectus was timely made available by the Company pursuant to Section 3(c) hereof, and the Indemnified Person was promptly advised in writing not to use the incorrect prospectus prior to the use giving rise to a Violation and such Indemnified Person, notwithstanding such advice, used it. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Indemnified Person and shall survive the transfer of the Registrable Securities by the Investors pursuant to Section 9.

              b.        In connection with any Registration Statement in which an Investor is participating, each such Investor agrees severally and not jointly to indemnify, hold harmless and defend, to the same extent and in the same manner set forth in Section 6(a), the Company, each of its directors, each of its officers who signs the Registration Statement, each person, if any, who controls the Company within the meaning of the 1933 Act or the 1934 Act, any underwriter and any other shareholder selling securities pursuant to the Registration Statement or any of its directors or officers or any person who controls such shareholder or underwriter within the meaning of the 1933 Act or the 1934 Act (collectively and together with an Indemnified Person, an “ Indemnified Party”), against any Claim to which any of them may become subject, under the 1933 Act, the 1934 Act or otherwise, insofar as such Claim arises out of or is based upon any Violation by such Investor, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished to the Company by such Investor expressly for use in connection with such Registration Statement; and subject to Section 6(c) such Investor will reimburse any legal or other expenses (promptly as such expenses are incurred and are due and payable) reasonably incurred by them in connection with investigating or defending any such Claim; provided, however, that the indemnity agreement contained in this Section 6(b) shall not apply to amounts paid in settlement of any Claim if such settlement is effected without the prior written consent of such Investor, which consent shall not be unreasonably withheld; provided, further, however, that the Investor shall be liable under this Agreement (including this Section 6(b) and Section 7) for only that amount as does not exceed the net proceeds to such Investor as a result of the sale of Registrable Securities pursuant to such Registration Statement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Indemnified Party and shall survive the transfer of the Registrable Securities by the Investors pursuant to Section 9. Notwithstanding anything to the contrary contained herein, the indemnification agreement contained in this Section 6(b) with respect to any preliminary prospectus shall not inure to the benefit of any Indemnified Party if the untrue statement or omission of material fact contained in the preliminary prospectus was corrected on a timely basis in the prospectus, as then amended or supplemented.

              c.       Promptly after receipt by an Indemnified Person or Indemnified Party under this Section 6 of notice of the commencement of any action (including any governmental action), such Indemnified Person or Indemnified Party shall, if a Claim in respect thereof is to be made against any indemnifying party under this Section 6, deliver to the indemnifying party a written notice of the commencement thereof, and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume control of the defense thereof with counsel mutually satisfactory to the indemnifying party and the Indemnified Person or the Indemnified Party, as the case may be; provided , however , that an Indemnified Person or Indemnified Party shall have the right to retain its own counsel with the fees and expenses to be paid by the indemnifying party, if, in the reasonable opinion of counsel retained by the indemnifying party, the representation by such counsel of the Indemnified Person or Indemnified Party and the indemnifying party would be inappropriate due to actual or potential differing interests between such Indemnified Person or Indemnified Party and any other party represented by such counsel in such proceeding. The indemnifying party shall pay for only one separate legal counsel for the Indemnified Persons or the Indemnified Parties, as applicable, and such legal counsel shall be selected by Investors holding a majority-in-interest of the Registrable Securities included in the Registration Statement to which the Claim relates (with the approval of a majority-in-interest of the Initial Investors), if the Investors are entitled to indemnification hereunder, or the Company, if the Company is entitled to indemnification hereunder, as applicable. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve such indemnifying party of any liability to the Indemnified Person or Indemnified Party under this Section 6, except to the extent that the indemnifying party is actually prejudiced in its ability to defend such action. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as such expense, loss, damage or liability is incurred and is due and payable.

  7.       CONTRIBUTION .

To the extent any indemnification by an indemnifying party is prohibited or limited by law, the indemnifying party agrees to make the maximum contribution with respect to any amounts for which it would otherwise be liable under Section 6 to the fullest extent permitted by law; provided , however , that (i)  no contribution shall be made under circumstances where the maker would not have been liable for indemnification under the fault standards set forth in Section 6, (ii)  no seller of Registrable Securities guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any seller of Registrable Securities who was not guilty of such fraudulent misrepresentation, and (iii) contribution (together with any indemnification or other obligations under this Agreement) by any seller of Registrable Securities shall be limited in amount to the net amount of proceeds received by such seller from the sale of such Registrable Securities.

  8.       REPORTS UNDER THE 1934 ACT.

With a view to making available to the Investors the benefits of Rule 144 promulgated under the 1933 Act or any other similar rule or regulation of the SEC that may at any time permit the investors to sell securities of the Company to the public without registration (“ Rule 144”), the Company agrees to:

              a.         make and keep public information available, as those terms are understood and defined in Rule 144;

              b.        file with the SEC in a timely manner all reports and other documents required of the Company under the 1933 Act and the 1934 Act so long as the Company remains subject to such requirements (it being understood that nothing herein shall limit the Company’s obligations under Section 4(c) of the Securities Purchase Agreement) and the filing of such reports and other documents is required for the applicable provisions of Rule 144; and

              c.       furnish to each Investor so long as such Investor owns Registrable Securities, promptly upon request, (i)  a written statement by the Company that it has complied with the reporting requirements of Rule 144, the 1933 Act and the 1934 Act, (ii)  a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company, and (iii)  such other information as may be reasonably requested to permit the Investors to sell such securities pursuant to Rule 144 without registration.

  9.       ASSIGNMENT OF REGISTRATION RIGHTS.

The rights under this Agreement shall be automatically assignable by the Investors to any transferee of all or any portion of Registrable Securities if: (i) the Investor agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within a reasonable time after such assignment, (ii) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (a)  the name and address of such transferee or assignee, and (b)  the securities with respect to which such registration rights are being transferred or assigned, (iii) following such transfer or assignment, the further disposition of such securities by the transferee or assignee is restricted under the 1933 Act and applicable state securities laws, (iv) at or before the time the Company receives the written notice contemplated by clause (ii) of this sentence, the transferee or assignee agrees in writing with the Company to be bound by all of the provisions contained herein, (v) such transfer shall have been made in accordance with the applicable requirements of the Securities Purchase Agreement, and (vi) such transferee shall be an “ accredited investor” as that term defined in Rule 501 of Regulation D promulgated under the 1933 Act.

  10.     AMENDMENT OF REGISTRATION RIGHTS.

Provisions of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with written consent of the Company, each of the Initial Investors (to the extent such Initial Investor still owns Registrable Securities) and Investors who hold a majority interest of the Registrable Securities. Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Investor and the Company.

  11.     MISCELLANEOUS .

              a.       A person or entity is deemed to be a holder of Registrable Securities whenever such person or entity owns of record such Registrable Securities. If the Company receives conflicting instructions, notices or elections from two or more persons or entities with respect to the same Registrable Securities, the Company shall act upon the basis of instructions, notice or election received from the registered owner of such Registrable Securities.

              b.       Any notices required or permitted to be given under the terms hereof shall be sent by certified or registered mail (return receipt requested) or delivered personally or by courier (including a recognized overnight delivery service) or by facsimile and shall be effective five days after being placed in the mail, if mailed by regular United States mail, or upon receipt, if delivered personally or by courier (including a recognized overnight delivery service) or by facsimile, in each case addressed to a party. The addresses for such communications shall be:

If to the Company:

Clickable Enterprises, Inc.
711 South Columbus Avenue
Mount Vernon, New York 10550
Attention: President
Telephone: (914) 699-5190
Email: nick.cirillo@clickableoil.com

With a copy to:

Eckert Seamens Cherin & Mellott, LLC
1515 Market Street, 9 th Floor
Philadelphia, Pennsylvania 19102
Attention: Gary A. M iller, Esq.
Telephone: 215-851-8472
Facsimile: 215-851-8383

Email: gmiller@eckertseamens.com

If to an Investor: to the address set forth immediately below such Investor’s name on the signature pages to the Securities Purchase Agreement.

With a copy to:

Ballard Spahr Andrews & Ingersoll, LLP
1735 Market Street
51 st Floor
Philadelphia, Pennsylvania 19103
Attention: Gerald J. Guarcini, Esq.
Telephone: 215-865-8625
Facsimile: 215-864-8999

              c.       Failure of any party to exercise any right or remedy under this Agreement or otherwise, or delay by a party in exercising such right or remedy, shall not operate as a waiver thereof.

              d.         THIS AGREEMENT SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE PARTIES HERETO HEREBY SUBMIT TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS AGREEMENT, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY’S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS AGREEMENT SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS’ FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

              e.         In the event that any provision of this Agreement is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any provision hereof which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

              f.         This Agreement, the Notes, the Warrants and the Securities Purchase Agreement (including all schedules and exhibits thereto) constitute the entire agreement among the parties hereto with respect to the subject matter hereof and thereof. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement and the Securities Purchase Agreement supersede all prior agreements and understandings among the parties hereto with respect to the subject matter hereof and thereof.

              g.        Subject to the requirements of Section 9 hereof, this Agreement shall be binding upon and inure to the benefit of the parties and their successors and assigns.

              h.       The headings in this Agreement are for convenience of reference only and shall not form part of, or affect the interpretation of, this Agreement.

              i.          This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

              j.         Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

              k.       Except as otherwise provided herein, all consents and other determinations to be made by the Investors pursuant to this Agreement shall be made by Investors holding a majority of the Registrable Securities, determined as if the all of the Notes then outstanding have been converted into for Registrable Securities.

              l.         The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to each Investor by vitiating the intent and purpose of the transactions contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for breach of its obligations under this Agreement will be inadequate and agrees, in the event of a breach or threatened breach by the Company of any of the provisions under this Agreement, that each Investor shall be entitled, in addition to all other available remedies in law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Agreement and to enforce specifically the terms and provisions hereof, without the necessity of showing economic loss and without any bond or other security being required.

              m.        The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the Company and the undersigned Initial Investors have caused this Agreement to be duly executed as of the date first above written.

CLICKABLE ENTERPRISES, INC.

Nicholas Cirillo President

AJW PARTNERS, LLC
By: SMS Group, LLC

Corey S. Ribotsky Manager

AJW OFFSHORE, LTD.
By: First Street Manager II, LLC

Corey S. Ribotsky Manager

AJW QUALIFIED PARTNERS, LLC
By: AJW Manager, LLC

Corey S. Ribotsky Manager

NEW MILLENNIUM CAPITAL PARTNERS, II, LLC
By: First Street Manager II, LLC

Corey S. Ribotsky Manager

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”). THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR UNLESS SOLD PURSUANT TO RULE 144 OR REGULATION S UNDER SAID ACT.

CALLABLE SECURED CONVERTIBLE NOTE

Mount Vernon, NY March 21, 2006	$ 10,000

FOR VALUE RECEIVED , CLICKABLE ENTERPRISES, INC. , a Delaware corporation (hereinafter called the “ Borrower”), hereby promises to pay to the order of New Millennium Capital Partners II, LLC or registered assigns (the “ Holder”) the sum of $10,000, on March 21, 2009 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of six percent (6%) (the “ Interest Rate”) per annum from March 21, 2006 (the “ Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid (“ Default Interest”). Interest shall commence accruing on the Issue Date, shall be computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable quarterly provided that no interest shall be due and payable for any month in which the Trading Price (as such term is defined below) is greater than $.028125 for each Trading Day (as such term is defined below) of the month. All payments due hereunder (to the extent not converted into common stock, $.001 par value per share (the “Common Stock” ) in accordance with the terms hereof) shall be made in lawful money of the United States of America. All payments shall be made at such address as the Holder shall hereafter give to the Borrower by written notice made in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed. Each capitalized term used herein, and not otherwise defined, shall have the meaning ascribed thereto in that certain Securities Purchase Agreement, dated March 21, 2006, pursuant to which this Note was originally issued (the “ Purchase Agreement”).

This Note is free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Borrower and will not impose personal liability upon the holder thereof. The obligations of the Borrower under this Note shall be secured by that certain Security Agreement and Intellectual Property Security Agreement, each dated March 21, 2006 by and between the Borrower and the Holder.

The following terms shall apply to this Note:

ARTICLE I.  CONVERSION RIGHTS

1.1   Conversion Right . The Holder shall have the right from time to time, and at any time on or prior to the earlier of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, the Optional Prepayment Amount (as defined in Section 5.1 or any payments pursuant to Section 1.7, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the “ Conversion Price”) determined as provided herein (a “ Conversion”); provided , however , that in no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Borrower (including, without limitation, the warrants issued by the Borrower pursuant to the Purchase Agreement) subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock and provided  further that the Holder shall not be entitled to convert any portion of this Note during any month immediately succeeding a Determination Date on which the Borrower exercises its prepayment option pursuant to Section 5.2 of this Note. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso. The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the “ Notice of Conversion”), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the “ Conversion Date”). The term “ Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date plus (3) Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder’s option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of that certain Registration Rights Agreement, dated as of March 21, 2006, executed in connection with the initial issuance of this Note and the other Notes issued on the Issue Date (the “ Registration Rights Agreement”). The term “Determination Date” means the last business day of each month after the Issue Date.

1.2   Conversion Price .

(a)   Calculation of Conversion Price . The Conversion Price shall be Variable Conversion Price (as defined herein (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “ Variable Conversion Price” shall mean the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). “ Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “ Conversion Date”). “ Trading Price” means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the “ OTCBB”) as reported by a reliable reporting service mutually acceptable to and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “ Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “ Applicable Percentage” shall mean 60%. In addition, the Holder agrees that it will limit all of its conversions to no more than the greater of (1) $60,000 per calendar month; or (2) the average daily dollar volume calculated during the ten (10) business days prior to a conversion, per conversion.

(b)   Conversion Price During Major Announcements . Notwithstanding anything contained in Section 1.2(a) to the contrary, in the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Borrower is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase 50% or more of the Borrower’s Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the “ Announcement Date”), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth in this Section 1.2(a). For purposes hereof, “ Adjusted Conversion Price Termination Date” shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this Section 1.2(b) has been made, the date upon which the Borrower (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this Section 1.2(b) to become operative.

1.3   Authorized Shares . The Borrower covenants that during the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note and the other Notes issued pursuant to the Purchase Agreement. The Borrower is required at all times to have authorized and reserved two times the number of shares that is actually issuable upon full conversion of the Notes (based on the Conversion Price of the Notes or the Exercise Price of the Warrants in effect from time to time) (the “ Reserved Amount”). The Reserved Amount shall be increased from time to time in accordance with the Borrower’s obligations pursuant to Section 4(h) of the Purchase Agreement. The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable. In addition, if the Borrower shall issue any securities or make any change to its capital structure which would change the number of shares of Common Stock into which the Notes shall be convertible at the then current Conversion Price, the Borrower shall at the same time make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Notes. The Borrower (i) acknowledges that it has irrevocably instructed its transfer agent to issue certificates for the Common Stock issuable upon conversion of this Note, and (ii) agrees that its issuance of this Note shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock in accordance with the terms and conditions of this Note.

If, at any time a Holder of this Note submits a Notice of Conversion, and the Borrower does not have sufficient authorized but unissued shares of Common Stock available to effect such conversion in accordance with the provisions of this Article I (a “ Conversion Default”), subject to Section 4.8, the Borrower shall issue to the Holder all of the shares of Common Stock which are then available to effect such conversion. The portion of this Note which the Holder included in its Conversion Notice and which exceeds the amount which is then convertible into available shares of Common Stock (the “ Excess Amount”) shall, notwithstanding anything to the contrary contained herein, not be convertible into Common Stock in accordance with the terms hereof until (and at the Holder’s option at any time after) the date additional shares of Common Stock are authorized by the Borrower to permit such conversion, at which time the Conversion Price in respect thereof shall be the lesser of (i) the Conversion Price on the Conversion Default Date (as defined below) and (ii) the Conversion Price on the Conversion Date thereafter elected by the Holder in respect thereof. In addition, the Borrower shall pay to the Holder payments (“ Conversion Default Payments”) for a Conversion Default in the amount of (x) the sum of (1) the then outstanding principal amount of this Note plus (2) accrued and unpaid interest on the unpaid principal amount of this Note through the Authorization Date (as defined below) plus (3) Default Interest, if any, on the amounts referred to in clauses (1) and/or (2), multiplied by (y) .24, multiplied by (z) (N/365), where N = the number of days from the day the holder submits a Notice of Conversion giving rise to a Conversion Default (the “ Conversion Default Date”) to the date (the “ Authorization Date”) that the Borrower authorizes a sufficient number of shares of Common Stock to effect conversion of the full outstanding principal balance of this Note. The Borrower shall use its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable following the earlier of (i) such time that the Holder notifies the Borrower or that the Borrower otherwise becomes aware that there are or likely will be insufficient authorized and unissued shares to allow full conversion thereof and (ii) a Conversion Default. The Borrower shall send notice to the Holder of the authorization of additional shares of Common Stock, the Authorization Date and the amount of Holder’s accrued Conversion Default Payments. The accrued Conversion Default Payments for each calendar month shall be paid in cash or shall be convertible into Common Stock (at such time as there are sufficient authorized shares of Common Stock) at the applicable Conversion Price, at the Borrower’s option, as follows:

(a)   In the event Holder elects to take such payment in cash, cash payment shall be made to Holder by the fifth (5 th ) day of the month following the month in which it has accrued; and

(b)   In the event Holder elects to take such payment in Common Stock, the Holder may convert such payment amount into Common Stock at the Conversion Price (as in effect at the time of conversion) at any time after the fifth day of the month following the month in which it has accrued in accordance with the terms of this Article I (so long as there is then a sufficient number of authorized shares of Common Stock).

The Holder’s election shall be made in writing to the Borrower at any time prior to 6:00 p.m., New York, New York time, on the third day of the month following the month in which Conversion Default payments have accrued. If no election is made, the Holder shall be deemed to have elected to receive cash. Nothing herein shall limit the Holder’s right to pursue actual damages (to the extent in excess of the Conversion Default Payments) for the Borrower’s failure to maintain a sufficient number of authorized shares of Common Stock, and each holder shall have the right to pursue all remedies available at law or in equity (including degree of specific performance and/or injunctive relief).

1.4   Method of Conversion .

(a)   Mechanics of Conversion . Subject to Section 1.1, this Note may be converted by the Holder in whole or in part at any time from time to time after the Issue Date, by (A) submitting to the Borrower a Notice of Conversion (by facsimile or other reasonable means of communication dispatched on the Conversion Date prior to 6:00 p.m., New York, New York time) and (B) subject to Section 1.4(b), surrendering this Note at the principal office of the Borrower.

(b)   Surrender of Note Upon Conversion . Notwithstanding anything to the contrary set forth herein, upon conversion of this Note in accordance with the terms hereof, the Holder shall not be required to physically surrender this Note to the Borrower unless the entire unpaid principal amount of this Note is so converted. The Holder and the Borrower shall maintain records showing the principal amount so converted and the dates of such conversions or shall use such other method, reasonably satisfactory to the Holder and the Borrower, so as not to require physical surrender of this Note upon each such conversion. In the event of any dispute or discrepancy, such records of the Borrower shall be controlling and determinative in the absence of manifest error. Notwithstanding the foregoing, if any portion of this Note is converted as aforesaid, the Holder may not transfer this Note unless the Holder first physically surrenders this Note to the Borrower, whereupon the Borrower will forthwith issue and deliver upon the order of the Holder a new Note of like tenor, registered as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, representing in the aggregate the remaining unpaid principal amount of this Note. The Holder and any assignee, by acceptance of this Note, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Note, the unpaid and unconverted principal amount of this Note represented by this Note may be less than the amount stated on the face hereof.

(c)   Payment of Taxes . The Borrower shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of this Note in a name other than that of the Holder (or in street name), and the Borrower shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons (other than the Holder or the custodian in whose street name such shares are to be held for the Holder’s account) requesting the issuance thereof shall have paid to the Borrower the amount of any such tax or shall have established to the satisfaction of the Borrower that such tax has been paid.

(d)   Delivery of Common Stock Upon Conversion . Upon receipt by the Borrower from the Holder of a facsimile transmission (or other reasonable means of communication) of a Notice of Conversion meeting the requirements for conversion as provided in this Section 1.4, the Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt (and, solely in the case of conversion of the entire unpaid principal amount hereof, surrender of this Note) (such second business day being hereinafter referred to as the “ Deadline”) in accordance with the terms hereof and the Purchase Agreement (including, without limitation, in accordance with the requirements of Section 2(g) of the Purchase Agreement that certificates for shares of Common Stock issued on or after the effective date of the Registration Statement upon conversion of this Note shall not bear any restrictive legend).

(e)   Obligation of Borrower to Deliver Common Stock . Upon receipt by the Borrower of a Notice of Conversion, the Holder shall be deemed to be the holder of record of the Common Stock issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Note shall be reduced to reflect such conversion, and, unless the Borrower defaults on its obligations under this Article I, all rights with respect to the portion of this Note being so converted shall forthwith terminate except the right to receive the Common Stock or other securities, cash or other assets, as herein provided, on such conversion. If the Holder shall have given a Notice of Conversion as provided herein, the Borrower’s obligation to issue and deliver the certificates for Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Borrower to the holder of record, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Borrower, and irrespective of any other circumstance which might otherwise limit such obligation of the Borrower to the Holder in connection with such conversion. The Conversion Date specified in the Notice of Conversion shall be the Conversion Date so long as the Notice of Conversion is received by the Borrower before 6:00 p.m., New York, New York time, on such date.

(f)   Delivery of Common Stock by Electronic Transfer . In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Borrower’s transfer agent is participating in the Depository Trust Company (“ DTC”) Fast Automated Securities Transfer (“ FAST”) program, upon request of the Holder and its compliance with the provisions contained in Section 1.1 and in this Section 1.4, the Borrower shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Holder by crediting the account of Holder’s Prime Broker with DTC through its Deposit Withdrawal Agent Commission (“ DWAC”) system.

(g)   Failure to Deliver Common Stock Prior to Deadline . Without in any way limiting the Holder’s right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Note is more than two (2) business days after the Deadline (other than a failure due to the circumstances described in Section 1.3 above, which failure shall be governed by such Section) the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Borrower fails to deliver such Common Stock. Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Borrower by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Note, in which event interest shall accrue thereon in accordance with the terms of this Note and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Note.

1.5   Concerning the Shares .  Concerning the Shares . The shares of Common Stock issuable upon conversion of this Note may not be sold or transferred unless (i) such shares are sold pursuant to an effective registration statement under the Act or (ii) the Borrower or its transfer agent shall have been furnished with an opinion of counsel (which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) to the effect that the shares to be sold or transferred may be sold or transferred pursuant to an exemption from such registration or (iii) such shares are sold or transferred pursuant to Rule 144 under the Act (or a successor rule) (“ Rule 144”), and the transfer agent shall have been furnished with such opinion of counsel as it customarily requires in connection with sales pursuant to Rule 144 or (iv) such shares are transferred to an “affiliate” (as defined in Rule 144) of the Borrower who agrees to sell or otherwise transfer the shares only in accordance with this Section 1.5 and who is an Accredited Investor (as defined in the Purchase Agreement). Except as otherwise provided in the Purchase Agreement (and subject to the removal provisions set forth below), until such time as the shares of Common Stock issuable upon conversion of this Note have been registered under the Act as contemplated by the Registration Rights Agreement or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of Common Stock issuable upon conversion of this Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a legend substantially in the following form, as appropriate:

“THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT UNLESS SOLD PURSUANT TO RULE 144 OR REGULATION S UNDER SAID ACT.”

The legend set forth above shall be removed and the Borrower shall issue to the Holder a new certificate therefor free of any transfer legend if (i) the Borrower or its transfer agent shall have received an opinion of Qualifying Borrower Counsel (as defined in the Purchase Agreement), in form, substance and scope customary for opinions of counsel in comparable transactions, to the effect that a public sale or transfer of such Common Stock may be made without registration under the Act and the shares are so sold or transferred, (ii) such Holder provides the Borrower or its transfer agent with reasonable assurances (including any opinion of counsel the transfer agent customarily required under such circumstances)that the Common Stock issuable upon conversion of this Note (to the extent such securities are deemed to have been acquired on the same date) can be sold pursuant to Rule 144 or (iii) in the case of the Common Stock issuable upon conversion of this Note, such security is registered for sale by the Holder under an effective registration statement filed under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold. Nothing in this Note shall (i) limit the Borrower’s obligation under the Registration Rights Agreement or (ii) affect in any way the Holder’s obligations to comply with applicable prospectus delivery requirements upon the resale of the securities referred to herein.

1.6   Effect of Certain Events .

(a)   Effect of Merger, Consolidation, Etc . At the option of the Holder, the sale, conveyance or disposition of all or substantially all of the assets of the Borrower, the effectuation by the Borrower of a transaction or series of related transactions in which more than 50% of the voting power of the Borrower is disposed of, or the consolidation, merger or other business combination of the Borrower with or into any other Person (as defined below) or Persons when the Borrower is not the survivor shall either: (i) be deemed to be an Event of Default (as defined in Article III) pursuant to which the Borrower shall be required to pay to the Holder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as defined in Article III) or (ii) be treated pursuant to Section 1.6(b) hereof. “ Person” shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

(b)   Adjustment Due to Merger, Consolidation, Etc . If, at any time when this Note is issued and outstanding and prior to conversion of all of the Notes, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Borrower shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Borrower or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Borrower other than in connection with a plan of complete liquidation of the Borrower, then the Holder of this Note shall thereafter have the right to receive upon conversion of this Note, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the Holder would have been entitled to receive in such transaction had this Note been converted in full immediately prior to such transaction (without regard to any limitations on conversion set forth herein), and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder of this Note to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares issuable upon conversion of the Note) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion hereof. The Borrower shall not effect any transaction described in this Section 1.6(b) unless (a) it first gives, to the extent practicable, thirty (30) days prior written notice (but in any event at least fifteen (15) days prior written notice) of the record date of the special meeting of shareholders to approve, or if there is no such record date, the consummation of, such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the Holder shall be entitled to convert this Note) and (b) the resulting successor or acquiring entity (if not the Borrower) assumes by written instrument the obligations of this Section 1.6(b). The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

(c)   Adjustment Due to Distribution . If the Borrower shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Borrower’s shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a “ Distribution”), then the Holder of this Note shall be entitled, upon any conversion of this Note after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the Holder with respect to the shares of Common Stock issuable upon such conversion had such Holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution.

(d)   Purchase Rights . If, at any time when any Notes are issued and outstanding, the Borrower issues any convertible securities or rights to purchase stock, warrants, securities or other property (the “ Purchase Rights”) pro rata to the record holders of any class of Common Stock, then the Holder of this Note will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such Holder could have acquired if such Holder had held the number of shares of Common Stock acquirable upon complete conversion of this Note (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

(e)   Notice of Adjustments . Upon the occurrence of each adjustment or readjustment of the Conversion Price as a result of the events described in this Section 1.6, the Borrower, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to the Holder of a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Borrower shall, upon the written request at any time of the Holder, furnish to such Holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of the Note.

1.7   Trading Market Limitations . Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Borrower issue upon conversion of or otherwise pursuant to this Note and the other Notes issued pursuant to the Purchase Agreement more than the maximum number of shares of Common Stock that the Borrower can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded (the “ Maximum Share Amount”), which shall be 19.99% of the total shares outstanding on the Closing Date (as defined in the Purchase Agreement), subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Common Stock occurring after the date hereof. Once the Maximum Share Amount has been issued (the date of which is hereinafter referred to as the “ Maximum Conversion Date”), if the Borrower fails to eliminate any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Borrower or any of its securities on the Borrower’s ability to issue shares of Common Stock in excess of the Maximum Share Amount (a “ Trading Market Prepayment Event”), in lieu of any further right to convert this Note, and in full satisfaction of the Borrower’s obligations under this Note, the Borrower shall pay to the Holder, within fifteen (15) business days of the Maximum Conversion Date (the “ Trading Market Prepayment Date”), an amount equal to 130% times the sum of (a) the then outstanding principal amount of this Note immediately following the Maximum Conversion Date, plus (b) accrued and unpaid interest on the unpaid principal amount of this Note to the Trading Market Prepayment Date, plus (c) Default Interest, if any, on the amounts referred to in clause (a) and/or (b) above, plus (d) any optional amounts that may be added thereto at the Maximum Conversion Date by the Holder in accordance with the terms hereof (the then outstanding principal amount of this Note immediately following the Maximum Conversion Date, plus the amounts referred to in clauses (b), (c) and (d) above shall collectively be referred to as the “ Remaining Convertible Amount”). With respect to each Holder of Notes, the Maximum Share Amount shall refer to such Holder’s pro  rata share thereof determined in accordance with Section 4.8 below. In the event that the sum of (x) the aggregate number of shares of Common Stock issued upon conversion of this Note and the other Notes issued pursuant to the Purchase Agreement plus (y) the aggregate number of shares of Common Stock that remain issuable upon conversion of this Note and the other Notes issued pursuant to the Purchase Agreement, represents at least one hundred percent (100%) of the Maximum Share Amount (the “ Triggering Event”), the Borrower will use its best efforts to seek and obtain Shareholder Approval (or obtain such other relief as will allow conversions hereunder in excess of the Maximum Share Amount) as soon as practicable following the Triggering Event and before the Maximum Conversion Date. As used herein, “ Shareholder Approval” means approval by the shareholders of the Borrower to authorize the issuance of the full number of shares of Common Stock which would be issuable upon full conversion of the then outstanding Notes but for the Maximum Share Amount.

1.8   Status as Shareholder . Upon submission of a Notice of Conversion by a Holder, (i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such Holder’s allocated portion of the Reserved Amount or Maximum Share Amount) shall be deemed converted into shares of Common Stock and (ii) the Holder’s rights as a Holder of such converted portion of this Note shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such Holder because of a failure by the Borrower to comply with the terms of this Note. Notwithstanding the foregoing, if a Holder has not received certificates for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Deadline with respect to a conversion of any portion of this Note for any reason, then (unless the Holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Borrower) the Holder shall regain the rights of a Holder of this Note with respect to such unconverted portions of this Note and the Borrower shall, as soon as practicable, return such unconverted Note to the Holder or, if the Note has not been surrendered, adjust its records to reflect that such portion of this Note has not been converted. In all cases, the Holder shall retain all of its rights and remedies (including, without limitation, (i) the right to receive Conversion Default Payments pursuant to Section 1.3 to the extent required thereby for such Conversion Default and any subsequent Conversion Default and (ii) the right to have the Conversion Price with respect to subsequent conversions determined in accordance with Section 1.3) for the Borrower’s failure to convert this Note.

ARTICLE II.  CERTAIN COVENANTS

2.1   Distributions on Capital Stock . So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Borrower’s disinterested directors.

2.2   Restriction on Stock Repurchases . So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares, except for repurchases or redemptions of the Series A Convertible Preferred Stock.

2.3   Borrowings . So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, create, incur, assume or suffer to exist any liability for borrowed money, except (a) borrowings in existence or committed on the date hereof and of which the Borrower has informed Holder in writing prior to the date hereof, (b) indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or (c) borrowings, the proceeds of which shall be used to repay this Note.

2.4   Sale of Assets . So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

2.5   Advances and Loans . So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Borrower, except loans, credits or advances (a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $50,000.

2.6   Contingent Liabilities . So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, which shall not be unreasonably withheld, assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any person, firm, partnership, joint venture or corporation, except by the endorsement of negotiable instruments for deposit or collection and except assumptions, guarantees, endorsements and contingencies (a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, and (b) similar transactions in the ordinary course of business.

ARTICLE III. EVENTS OF DEFAULT

If any of the following events of default (each, an “ Event of Default”) shall occur:

3.1   Failure to Pay Principal or Interest . The Borrower fails to pay the principal hereof or interest thereon when due on this Note, whether at maturity, upon a Trading Market Prepayment Event pursuant to Section 1.7, upon acceleration or otherwise;

3.2   Conversion and the Shares . The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Note (for a period of at least sixty (60) days, if such failure is solely as a result of the circumstances governed by Section 1.3 and the Borrower is using its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable), fails to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note or the Registration Rights Agreement, or fails to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note or the Registration Rights Agreement (or makes any announcement, statement or threat that it does not intend to honor the obligations described in this paragraph) and any such failure shall continue uncured (or any announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for two (2) days after the Borrower shall have been notified thereof in writing by the Holder;

3.3   Failure to Timely File Registration or Effect Registration . The Borrower fails to file the Registration Statement within sixty (30) days following an Investor Demand (as defined in the Registration Rights Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred twenty (120) days following such Investor Demand (as defined in the Registration Rights Agreement) or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Borrower’s failure to amend or supplement the prospectus included therein in accordance with the Registration Rights Agreement or otherwise) for more than ten (10) consecutive days or twenty (20) days in any twelve month period after the Registration Statement becomes effective;

3.4   Breach of Covenants . The Borrower breaches any material covenant or other material term or condition contained in Sections 1.3, 1.6 or 1.7 of this Note, or Sections 4(c), 4(e), 4(h), 4(i), 4(j) or 5 of the Purchase Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder;

3.5   Breach of Representations and Warranties . Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement and the Registration Rights Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Note, the Purchase Agreement or the Registration Rights Agreement;

3.6   Receiver or Trustee . The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed;

3.7   Judgments . Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld;

3.8   Bankruptcy . Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower;

3.9   Delisting of Common Stock . The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange; or

3.10   Default Under Other Notes . An Event of Default has occurred and is continuing under any of the other Notes issued pursuant to the Purchase Agreement, then, upon the occurrence and during the continuation of any Event of Default specified in Section 3.1, 3.2, 3.3, 3.4, 3.5, 3.7, 3.9, or 3.10, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement exercisable through the delivery of written notice to the Borrower by such Holders (the “ Default Notice”), and upon the occurrence of an Event of Default specified in Section 3.6 or 3.8, the Notes shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 140% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “ Mandatory Prepayment Date”) plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “ Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article I, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the “ Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

ARTICLE IV.  MISCELLANEOUS

4.1   Failure or Indulgence Not Waiver . No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

4.2   Notices . Any notice herein required or permitted to be given shall be in writing and may be personally served or delivered by courier or sent by United States mail and shall be deemed to have been given upon receipt if personally served (which shall include telephone line facsimile transmission) or sent by courier or three (3) days after being deposited in the United States mail, certified, with postage pre-paid and properly addressed, if sent by mail. For the purposes hereof, the address of the Holder shall be as shown on the records of the Borrower; and the address of the Borrower shall be 711 South Columbus Avenue, Mount Vernon, New York 10550, facsimile number: 914-663-4634. Both the Holder and the Borrower may change the address for service by service of written notice to the other as herein provided.

4.3   Amendments . This Note and any provision hereof may only be amended by an instrument in writing signed by the Borrower and the Holder. The term “Note” and all reference thereto, as used throughout this instrument, shall mean this instrument (and the other Notes issued pursuant to the Purchase Agreement) as originally executed, or if later amended or supplemented, then as so amended or supplemented.

4.4   Assignability . This Note shall be binding upon the Borrower and its successors and assigns, and shall inure to be the benefit of the Holder and its successors and assigns. Each transferee of this Note must be an “accredited investor” (as defined in Rule 501(a) of the 1933 Act). Notwithstanding anything in this Note to the contrary, this Note may be pledged as collateral in connection with a bona  fide margin account or other lending arrangement.

4.5   Cost of Collection . If default is made in the payment of this Note, the Borrower shall pay the Holder hereof costs of collection, including reasonable attorneys’ fees.

4.6   Governing Law . THIS NOTE SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY SUBMITS TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS NOTE, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY’S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS NOTE SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS’ FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

4.7   Certain Amounts . Whenever pursuant to this Note the Borrower is required to pay an amount in excess of the outstanding principal amount (or the portion thereof required to be paid at that time) plus accrued and unpaid interest plus Default Interest on such interest, the Borrower and the Holder agree that the actual damages to the Holder from the receipt of cash payment on this Note may be difficult to determine and the amount to be so paid by the Borrower represents stipulated damages and not a penalty and is intended to compensate the Holder in part for loss of the opportunity to convert this Note and to earn a return from the sale of shares of Common Stock acquired upon conversion of this Note at a price in excess of the price paid for such shares pursuant to this Note. The Borrower and the Holder hereby agree that such amount of stipulated damages is not plainly disproportionate to the possible loss to the Holder from the receipt of a cash payment without the opportunity to convert this Note into shares of Common Stock.

4.8   Allocations of Maximum Share Amount and Reserved Amount . The Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Notes based on the principal amount of such Notes issued to each Holder. Each increase to the Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Notes based on the principal amount of such Notes held by each Holder at the time of the increase in the Maximum Share Amount or Reserved Amount. In the event a Holder shall sell or otherwise transfer any of such Holder’s Notes, each transferee shall be allocated a pro rata portion of such transferor’s Maximum Share Amount and Reserved Amount. Any portion of the Maximum Share Amount or Reserved Amount which remains allocated to any person or entity which does not hold any Notes shall be allocated to the remaining Holders of Notes, pro rata based on the principal amount of such Notes then held by such Holders.

4.9   Damages Shares . The shares of Common Stock that may be issuable to the Holder pursuant to Sections 1.3 and 1.4(g) hereof and pursuant to Section 2(c) of the Registration Rights Agreement (“ Damages Shares”) shall be treated as Common Stock issuable upon conversion of this Note for all purposes hereof and shall be subject to all of the limitations and afforded all of the rights of the other shares of Common Stock issuable hereunder, including without limitation, the right to be included in the Registration Statement filed pursuant to the Registration Rights Agreement. For purposes of calculating interest payable on the outstanding principal amount hereof, except as otherwise provided herein, amounts convertible into Damages Shares (“ Damages Amounts”) shall not bear interest but must be converted prior to the conversion of any outstanding principal amount hereof, until the outstanding Damages Amounts is zero.

4.10   Denominations . At the request of the Holder, upon surrender of this Note, the Borrower shall promptly issue new Notes in the aggregate outstanding principal amount hereof, in the form hereof, in such denominations of at least $50,000 as the Holder shall request.

4.11   Purchase Agreement . By its acceptance of this Note, each Holder agrees to be bound by the applicable terms of the Purchase Agreement.

4.12   Notice of Corporate Events . Except as otherwise provided below, the Holder of this Note shall have no rights as a Holder of Common Stock unless and only to the extent that it converts this Note into Common Stock. The Borrower shall provide the Holder with prior notification of any meeting of the Borrower’s shareholders (and copies of proxy materials and other information sent to shareholders). In the event of any taking by the Borrower of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Borrower or any proposed liquidation, dissolution or winding up of the Borrower, the Borrower shall mail a notice to the Holder, at least twenty (20) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time. The Borrower shall make a public announcement of any event requiring notification to the Holder hereunder substantially simultaneously with the notification to the Holder in accordance with the terms of this Section 4.12.

4.13   Remedies . The Borrower acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Borrower acknowledges that the remedy at law for a breach of its obligations under this Note will be inadequate and agrees, in the event of a breach or threatened breach by the Borrower of the provisions of this Note, that the Holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

ARTICLE V.  CALL OPTION

5.1   Call Option . Notwithstanding anything to the contrary contained in this Article V, so long as (i)  no Event of Default or Trading Market Prepayment Event shall have occurred and be continuing, (ii)  the Borrower has a sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion of the Notes, then at any time after the Issue Date, and (iii)  the Common Stock is trading at or below $.12 per share, the Borrower shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Holders of the Notes (which notice may not be sent to the Holders of the Notes until the Borrower is permitted to prepay the Notes pursuant to this Section 5.1), to prepay all of the outstanding Notes in accordance with this Section 5.1. Any notice of prepayment hereunder (an “ Optional Prepayment”) shall be delivered to the Holders of the Notes at their registered addresses appearing on the books and records of the Borrower and shall state (1) that the Borrower is exercising its right to prepay all of the Notes issued on the Issue Date and (2) the date of prepayment (the “ Optional Prepayment Notice”). On the date fixed for prepayment (the “ Optional Prepayment Date”), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holders as specified by the Holders in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Borrower exercises its right to prepay the Notes, the Borrower shall make payment to the holders of an amount in cash (the “ Optional Prepayment Amount”) equal to either (i) 120% (for prepayments occurring within thirty (30) days of the Issue Date), (ii) 130% for prepayments occurring between thirty-one (31) and sixty (60) days of the Issue Date, or (iii) 140% (for prepayments occurring after the sixtieth (60 th ) day following the Issue Date), multiplied by the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “ Optional Prepayment Sum”). Notwithstanding notice of an Optional Prepayment, the Holders shall at all times prior to the Optional Prepayment Date maintain the right to convert all or any portion of the Notes in accordance with Article I and any portion of Notes so converted after receipt of an Optional Prepayment Notice and prior to the Optional Prepayment Date set forth in such notice and payment of the aggregate Optional Prepayment Amount shall be deducted from the principal amount of Notes which are otherwise subject to prepayment pursuant to such notice. If the Borrower delivers an Optional Prepayment Notice and fails to pay the Optional Prepayment Amount due to the Holders of the Notes within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to redeem the Notes pursuant to this Section 5.1.

5.2   Partial Call Option. Notwithstanding anything to the contrary contained in this Article V, in the event that the Average Daily Price of the Common Stock, as reported by the Reporting Service, for each day of the month ending on any Determination Date is below the Initial Market Price, the Borrower may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. In the event Borrower makes such a prepayment, Holders shall not convert any principal or interest on the Notes during the period of thirty (30) days following the date of prepayment. The term “Initial Market Price” means shall mean the volume weighted average price of the Common Stock for the five (5) Trading Days immediately preceding the Closing which is $.03. The term “Reporting Service” means a reliable reporting service mutually acceptable to and hereinafter designated by the Holder.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF , Borrower has caused this Note to be signed in its name by its duly authorized officer this 21 st day of March, 2006.

CLICKABLE ENTERPRISES, INC.

By:
Nicholas Cirillo President

EXHIBIT A

NOTICE OF CONVERSION
(To be Executed by the Registered Holder
in order to Convert the Notes)

The undersigned hereby irrevocably elects to convert $__________ principal amount of the Note (defined below) into shares of common stock, par value $.001 per share (“ Common Stock”), of Clickable Enterprises, Inc., a Delaware corporation (the “ Borrower”) according to the conditions of the convertible Notes of the Borrower dated as of March 21, 2006 (the “ Notes”), as of the date written below. If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates. No fee will be charged to the Holder for any conversion, except for transfer taxes, if any. A copy of each Note is attached hereto (or evidence of loss, theft or destruction thereof).

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system (“ DWAC Transfer”).

Name of DTC Prime Broker: _______________________________________________________
Account Number: ________________________________________________________________

In lieu of receiving shares of Common Stock issuable pursuant to this Notice of Conversion by way of a DWAC Transfer, the undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder’s calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

Name: _______________________________________________________________________
Address: _____________________________________________________________________

The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable to the undersigned upon conversion of the Notes shall be made pursuant to registration of the securities under the Securities Act of 1933, as amended (the “ Act”), or pursuant to an exemption from registration under the Act.

Date of Conversion:___________________________
Applicable Conversion Price:____________________
Number of Shares of Common Stock to be Issued Pursuant to
Conversion of the Notes:______________
Signature:___________________________________
Name:______________________________________
Address:____________________________________

The Borrower shall issue and deliver shares of Common Stock to an overnight courier not later than three business days following receipt of the original Note(s) to be converted, and shall make payments pursuant to the Notes for the number of business days such issuance and delivery is late.

THIS WARRANT AND THE SHARES ISSUABLE UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. EXCEPT AS OTHERWISE SET FORTH HEREIN OR IN A SECURITIES PURCHASE AGREEMENT DATED AS OF MARCH 21, 2006, NEITHER THIS WARRANT NOR ANY OF SUCH SHARES MAY BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER SAID ACT OR, AN OPINION OF COUNSEL, IN FORM, SUBSTANCE AND SCOPE, CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACT OR UNLESS SOLD PURSUANT TO RULE 144 OR REGULATION S UNDER SUCH ACT.

Right to Purchase 440,000 Shares of Common Stock, par value $.001 per share

STOCK PURCHASE WARRANT

THIS CERTIFIES THAT , for value received, AJW Partners, LLC or its registered assigns, is entitled to purchase from Clickable Enterprises, Inc., a Delaware corporation (the “Company”), at any time or from time to time during the period specified in Paragraph 2 hereof, 440,000 fully paid and nonassessable shares of the Company’s Common Stock, par value $.001 per share (the “Common Stock”), at an exercise price per share equal to $.10 (the “Exercise Price”). The term “Warrant Shares,” as used herein, refers to the shares of Common Stock purchasable hereunder. The Warrant Shares and the Exercise Price are subject to adjustment as provided in Paragraph 4 hereof. The term “Warrants” means this Warrant and the other warrants issued pursuant to that certain Securities Purchase Agreement, dated March 21, 2006, by and among the Company and the Buyers listed on the execution page thereof (the “Securities Purchase Agreement”), including any additional warrants issuable pursuant to Section 4(l) thereof.

This Warrant is subject to the following terms, provisions, and conditions:

1.   Manner of Exercise; Issuance of Certificates; Payment for Shares .  Subject to the provisions hereof, this Warrant may be exercised by the holder hereof, in whole or in part, by the surrender of this Warrant, together with a completed exercise agreement in the form attached hereto (the “Exercise Agreement”), to the Company during normal business hours on any business day at the Company’s principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), and upon (i) payment to the Company in cash, by certified or official bank check or by wire transfer for the account of the Company of the Exercise Price for the Warrant Shares specified in the Exercise Agreement or (ii) if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), delivery to the Company of a written notice of an election to effect a “Cashless Exercise” (as defined in Section 11(c) below) for the Warrant Shares specified in the Exercise Agreement. The Warrant Shares so purchased shall be deemed to be issued to the holder hereof or such holder’s designee, as the record owner of such shares, as of the close of business on the date on which this Warrant shall have been surrendered, the completed Exercise Agreement shall have been delivered, and payment shall have been made for such shares as set forth above. Certificates for the Warrant Shares so purchased, representing the aggregate number of shares specified in the Exercise Agreement, shall be delivered to the holder hereof within a reasonable time, not exceeding five (5) business days, after this Warrant shall have been so exercised. The certificates so delivered shall be in such denominations as may be requested by the holder hereof and shall be registered in the name of such holder or such other name as shall be designated by such holder. If this Warrant shall have been exercised only in part, then, unless this Warrant has expired, the Company shall, at its expense, at the time of delivery of such certificates, deliver to the holder a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised. In addition to all other available remedies at law or in equity, if the Company fails to deliver certificates for the Warrant Shares within five (5) business days after this Warrant is exercised, then the Company shall pay to the holder in cash a penalty (the “Penalty”) equal to 2% of the number of Warrant Shares that the holder is entitled to multiplied by the Market Price (as hereinafter defined) for each day that the Company fails to deliver certificates for the Warrant Shares. For example, if the holder is entitled to 100,000 Warrant Shares and the Market Price is $2.00, then the Company shall pay to the holder $4,000 for each day that the Company fails to deliver certificates for the Warrant Shares. The Penalty shall be paid to the holder by the fifth day of the month following the month in which it has accrued.

Notwithstanding anything in this Warrant to the contrary, in no event shall the holder of this Warrant be entitled to exercise a number of Warrants (or portions thereof) in excess of the number of Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised Warrants and the unexercised or unconverted portion of any other securities of the Company (including the Notes (as defined in the Securities Purchase Agreement)) subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. Notwithstanding anything to the contrary contained herein, the limitation on exercise of this Warrant set forth herein may not be amended without (i) the written consent of the holder hereof and the Company and (ii) the approval of a majority of shareholders of the Company.

2.   Period of Exercise .   This Warrant is exercisable at any time or from time to time on or after the date on which this Warrant is issued and delivered pursuant to the terms of the Securities Purchase Agreement and before 6:00 p.m., New York, New York time on the fifth (5 th ) anniversary of the date of issuance (the “Exercise Period”).

3.   Certain Agreements of the Company . The Company hereby covenants and agrees as follows:

(a)   Shares to be Fully Paid . All Warrant Shares will, upon issuance in accordance with the terms of this Warrant, be validly issued, fully paid, and nonassessable and free from all taxes, liens, and charges with respect to the issue thereof.

(b)   Reservation of Shares . During the Exercise Period, the Company shall at all times have authorized, and reserved for the purpose of issuance upon exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

(c)   Listing . The Company shall promptly secure the listing of the shares of Common Stock issuable upon exercise of the Warrant upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance upon exercise of this Warrant) and shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant; and the Company shall so list on each national securities exchange or automated quotation system, as the case may be, and shall maintain such listing of, any other shares of capital stock of the Company issuable upon the exercise of this Warrant if and so long as any shares of the same class shall be listed on such national securities exchange or automated quotation system.

(d)   Certain Actions Prohibited . The Company will not, by amendment of its charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed by it hereunder, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant and in the taking of all such action as may reasonably be requested by the holder of this Warrant in order to protect the exercise privilege of the holder of this Warrant against dilution or other impairment, consistent with the tenor and purpose of this Warrant. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the Exercise Price then in effect, and (ii) will take all such actions as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant.

(e)   Successors and Assigns . This Warrant will be binding upon any entity succeeding to the Company by merger, consolidation, or acquisition of all or substantially all the Company’s assets.

4.   Antidilution Provisions .  During the Exercise Period, the Exercise Price and the number of Warrant Shares shall be subject to adjustment from time to time as provided in this Paragraph 4.

In the event that any adjustment of the Exercise Price as required herein results in a fraction of a cent, such Exercise Price shall be rounded up to the nearest cent.

(a)   Adjustment of Exercise Price and Number of Shares upon Issuance of Common Stock . Except as otherwise provided in Paragraphs 4(c) and 4(e) hereof, if and whenever on or after the date of issuance of this Warrant, the Company issues or sells, or in accordance with Paragraph 4(b) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Market Price on the date of issuance (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to a price determined by multiplying the Exercise Price in effect immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which is an amount equal to the sum of (x) the number of shares of Common Stock actually outstanding immediately prior to the Dilutive Issuance, plus (y) the quotient of the aggregate consideration, calculated as set forth in Paragraph 4(b) hereof, received by the Company upon such Dilutive Issuance divided by the Market Price in effect immediately prior to the Dilutive Issuance, and (ii) the denominator of which is the total number of shares of Common Stock Deemed Outstanding (as defined below) immediately after the Dilutive Issuance.

(b)   Effect on Exercise Price of Certain Events . For purposes of determining the adjusted Exercise Price under Paragraph 4(a) hereof, the following will be applicable:

(i)   Issuance of Rights or Options . If the Company in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock (“Convertible Securities”) (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as “Options”) and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Market Price on the date of issuance or grant of such Options, then the maximum total number of shares of Common Stock issuable upon the exercise of all such Options will, as of the date of the issuance or grant of such Options, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon the exercise of such Options” is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

(ii)   Issuance of Convertible Securities . If the Company in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options) and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Market Price on the date of issuance, then the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities will, as of the date of the issuance of such Convertible Securities, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For the purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon such conversion or exchange” is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

(iii)   Change in Option Price or Conversion Rate . If there is a change at any time in (i) the amount of additional consideration payable to the Company upon the exercise of any Options; (ii) the amount of additional consideration, if any, payable to the Company upon the conversion or exchange of any Convertible Securities; or (iii) the rate at which any Convertible Securities are convertible into or exchangeable for Common Stock (other than under or by reason of provisions designed to protect against dilution), the Exercise Price in effect at the time of such change will be readjusted to the Exercise Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.

(iv)   Treatment of Expired Options and Unexercised Convertible Securities . If, in any case, the total number of shares of Common Stock issuable upon exercise of any Option or upon conversion or exchange of any Convertible Securities is not, in fact, issued and the rights to exercise such Option or to convert or exchange such Convertible Securities shall have expired or terminated, the Exercise Price then in effect will be readjusted to the Exercise Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination (other than in respect of the actual number of shares of Common Stock issued upon exercise or conversion thereof), never been issued.

(v)   Calculation of Consideration Received . If any Common Stock, Options or Convertible Securities are issued, granted or sold for cash, the consideration received therefor for purposes of this Warrant will be the amount received by the Company therefor, before deduction of reasonable commissions, underwriting discounts or allowances or other reasonable expenses paid or incurred by the Company in connection with such issuance, grant or sale. In case any Common Stock, Options or Convertible Securities are issued or sold for a consideration part or all of which shall be other than cash, the amount of the consideration other than cash received by the Company will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company will be the Market Price thereof as of the date of receipt. In case any Common Stock, Options or Convertible Securities are issued in connection with any acquisition, merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is attributable to such Common Stock, Options or Convertible Securities, as the case may be. The fair value of any consideration other than cash or securities will be determined in good faith by the Board of Directors of the Company.

(vi)   Exceptions to Adjustment of Exercise Price . No adjustment to the Exercise Price will be made (i) upon the exercise of any warrants, options or convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is unanimously approved by the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the exercise of the Warrants or conversion of the Notes issued pursuant to the Securities Purchase Agreement.

(c)   Subdivision or Combination of Common Stock . If the Company at any time subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a greater number of shares, then, after the date of record for effecting such subdivision, the Exercise Price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a smaller number of shares, then, after the date of record for effecting such combination, the Exercise Price in effect immediately prior to such combination will be proportionately increased.

(d)   Adjustment in Number of Shares . Upon each adjustment of the Exercise Price pursuant to the provisions of this Paragraph 4, the number of shares of Common Stock issuable upon exercise of this Warrant shall be adjusted by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

(e)   Consolidation, Merger or Sale . In case of any consolidation of the Company with, or merger of the Company into any other corporation, or in case of any sale or conveyance of all or substantially all of the assets of the Company other than in connection with a plan of complete liquidation of the Company, then as a condition of such consolidation, merger or sale or conveyance, adequate provision will be made whereby the holder of this Warrant will have the right to acquire and receive upon exercise of this Warrant in lieu of the shares of Common Stock immediately theretofore acquirable upon the exercise of this Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Common Stock immediately theretofore acquirable and receivable upon exercise of this Warrant had such consolidation, merger or sale or conveyance not taken place. In any such case, the Company will make appropriate provision to insure that the provisions of this Paragraph 4 hereof will thereafter be applicable as nearly as may be in relation to any shares of stock or securities thereafter deliverable upon the exercise of this Warrant. The Company will not effect any consolidation, merger or sale or conveyance unless prior to the consummation thereof, the successor corporation (if other than the Company) assumes by written instrument the obligations under this Paragraph 4 and the obligations to deliver to the holder of this Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, the holder may be entitled to acquire.

(f)   Distribution of Assets . In case the Company shall declare or make any distribution of its assets (including cash) to holders of Common Stock as a partial liquidating dividend, by way of return of capital or otherwise, then, after the date of record for determining shareholders entitled to such distribution, but prior to the date of distribution, the holder of this Warrant shall be entitled upon exercise of this Warrant for the purchase of any or all of the shares of Common Stock subject hereto, to receive the amount of such assets which would have been payable to the holder had such holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such distribution.

(g)   Notice of Adjustment . Upon the occurrence of any event which requires any adjustment of the Exercise Price, then, and in each such case, the Company shall give notice thereof to the holder of this Warrant, which notice shall state the Exercise Price resulting from such adjustment and the increase or decrease in the number of Warrant Shares purchasable at such price upon exercise, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Such calculation shall be certified by the Chief Financial Officer of the Company.

(h)   Minimum Adjustment of Exercise Price . No adjustment of the Exercise Price shall be made in an amount of less than 1% of the Exercise Price in effect at the time such adjustment is otherwise required to be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustments so carried forward, shall amount to not less than 1% of such Exercise Price.

(i)   No Fractional Shares . No fractional shares of Common Stock are to be issued upon the exercise of this Warrant, but the Company shall pay a cash adjustment in respect of any fractional share which would otherwise be issuable in an amount equal to the same fraction of the Market Price of a share of Common Stock on the date of such exercise.

(j)   Other Notices . In case at any time:

(i)   the Company shall declare any dividend upon the Common Stock payable in shares of stock of any class or make any other distribution (including dividends or distributions payable in cash out of retained earnings) to the holders of the Common Stock;

(ii)   the Company shall offer for subscription pro rata to the holders of the Common Stock any additional shares of stock of any class or other rights;

(iii)   there shall be any capital reorganization of the Company, or reclassification of the Common Stock, or consolidation or merger of the Company with or into, or sale of all or substantially all its assets to, another corporation or entity; or

(iv)   there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company; then, in each such case, the Company shall give to the holder of this Warrant (a) notice of the date on which the books of the Company shall close or a record shall be taken for determining the holders of Common Stock entitled to receive any such dividend, distribution, or subscription rights or for determining the holders of Common Stock entitled to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up and (b) in the case of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up, notice of the date (or, if not then known, a reasonable approximation thereof by the Company) when the same shall take place. Such notice shall also specify the date on which the holders of Common Stock shall be entitled to receive such dividend, distribution, or subscription rights or to exchange their Common Stock for stock or other securities or property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding-up, as the case may be. Such notice shall be given at least 30 days prior to the record date or the date on which the Company’s books are closed in respect thereto. Failure to give any such notice or any defect therein shall not affect the validity of the proceedings referred to in clauses (i), (ii), (iii) and (iv) above.

(k)   Certain Events . If any event occurs of the type contemplated by the adjustment provisions of this Paragraph 4 but not expressly provided for by such provisions, the Company will give notice of such event as provided in Paragraph 4(g) hereof, and the Company’s Board of Directors will make an appropriate adjustment in the Exercise Price and the number of shares of Common Stock acquirable upon exercise of this Warrant so that the rights of the holder shall be neither enhanced nor diminished by such event.

(l)   Certain Definitions .

(i)   “ Common Stock Deemed Outstanding ” shall mean the number of shares of Common Stock actually outstanding (not including shares of Common Stock held in the treasury of the Company), plus (x) pursuant to Paragraph 4(b)(i) hereof, the maximum total number of shares of Common Stock issuable upon the exercise of Options, as of the date of such issuance or grant of such Options, if any, and (y) pursuant to Paragraph 4(b)(ii) hereof, the maximum total number of shares of Common Stock issuable upon conversion or exchange of Convertible Securities, as of the date of issuance of such Convertible Securities, if any.

(ii)   “ Market Price ,” as of any date, (i) means the average of the last reported sale prices for the shares of Common Stock on the OTCBB for the five (5) Trading Days immediately preceding such date as reported by Bloomberg, or (ii) if the OTCBB is not the principal trading market for the shares of Common Stock, the average of the last reported sale prices on the principal trading market for the Common Stock during the same period as reported by Bloomberg, or (iii) if market value cannot be calculated as of such date on any of the foregoing bases, the Market Price shall be the fair market value as reasonably determined in good faith by (a) the Board of Directors of the Company or, at the option of a majority-in-interest of the holders of the outstanding Warrants by (b) an independent investment bank of nationally recognized standing in the valuation of businesses similar to the business of the corporation. The manner of determining the Market Price of the Common Stock set forth in the foregoing definition shall apply with respect to any other security in respect of which a determination as to market value must be made hereunder.

(iii)   “ Common Stock ,” for purposes of this Paragraph 4, includes the Common Stock, par value $.001 per share, and any additional class of stock of the Company having no preference as to dividends or distributions on liquidation, provided that the shares purchasable pursuant to this Warrant shall include only shares of Common Stock, par value $.001 per share, in respect of which this Warrant is exercisable, or shares resulting from any subdivision or combination of such Common Stock, or in the case of any reorganization, reclassification, consolidation, merger, or sale of the character referred to in Paragraph 4(e) hereof, the stock or other securities or property provided for in such Paragraph.

5.   Issue Tax . The issuance of certificates for Warrant Shares upon the exercise of this Warrant shall be made without charge to the holder of this Warrant or such shares for any issuance tax or other costs in respect thereof, provided that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than the holder of this Warrant.

6.   No Rights or Liabilities as a Shareholder . This Warrant shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company. No provision of this Warrant, in the absence of affirmative action by the holder hereof to purchase Warrant Shares, and no mere enumeration herein of the rights or privileges of the holder hereof, shall give rise to any liability of such holder for the Exercise Price or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

7.   Transfer, Exchange, and Replacement of Warrant .

(a)   Restriction on Transfer . This Warrant and the rights granted to the holder hereof are transferable, in whole or in part, upon surrender of this Warrant, together with a properly executed assignment in the form attached hereto, at the office or agency of the Company referred to in Paragraph 7(e) below, provided, however, that any transfer or assignment shall be subject to the conditions set forth in Paragraph 7(f) hereof and to the applicable provisions of the Securities Purchase Agreement. Until due presentment for registration of transfer on the books of the Company, the Company may treat the registered holder hereof as the owner and holder hereof for all purposes, and the Company shall not be affected by any notice to the contrary. Notwithstanding anything to the contrary contained herein, the registration rights described in Paragraph 8 are assignable only in accordance with the provisions of that certain Registration Rights Agreement, dated March 21, 2006, by and among the Company and the other signatories thereto (the “Registration Rights Agreement”).

(b)   Warrant Exchangeable for Different Denominations . This Warrant is exchangeable, upon the surrender hereof by the holder hereof at the office or agency of the Company referred to in Paragraph 7(e) below, for new Warrants of like tenor representing in the aggregate the right to purchase the number of shares of Common Stock which may be purchased hereunder, each of such new Warrants to represent the right to purchase such number of shares as shall be designated by the holder hereof at the time of such surrender.

(c)   Replacement of Warrant . Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company, or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at its expense, will execute and deliver, in lieu thereof, a new Warrant of like tenor.

(d)   Cancellation; Payment of Expenses . Upon the surrender of this Warrant in connection with any transfer, exchange, or replacement as provided in this Paragraph 7, this Warrant shall be promptly canceled by the Company. The Company shall pay all taxes (other than securities transfer taxes) and all other expenses (other than legal expenses, if any, incurred by the holder or transferees) and charges payable in connection with the preparation, execution, and delivery of Warrants pursuant to this Paragraph 7.

(e)   Register . The Company shall maintain, at its principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), a register for this Warrant, in which the Company shall record the name and address of the person in whose name this Warrant has been issued, as well as the name and address of each transferee and each prior owner of this Warrant.

(f)   Exercise or Transfer Without Registration . If, at the time of the surrender of this Warrant in connection with any exercise, transfer, or exchange of this Warrant, this Warrant (or, in the case of any exercise, the Warrant Shares issuable hereunder), shall not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and under applicable state securities or blue sky laws, the Company may require, as a condition of allowing such exercise, transfer, or exchange, (i) that the holder or transferee of this Warrant, as the case may be, furnish to the Company a written opinion of counsel, which opinion and counsel are acceptable to the Company, to the effect that such exercise, transfer, or exchange may be made without registration under said Act and under applicable state securities or blue sky laws, (ii) that the holder or transferee execute and deliver to the Company an investment letter in form and substance acceptable to the Company and (iii) that the transferee be an “accredited investor” as defined in Rule 501(a) promulgated under the Securities Act; provided that no such opinion, letter or status as an “accredited investor” shall be required in connection with a transfer pursuant to Rule 144 under the Securities Act. The first holder of this Warrant, by taking and holding the same, represents to the Company that such holder is acquiring this Warrant for investment and not with a view to the distribution thereof.

8.   Registration Rights .  The initial holder of this Warrant (and certain assignees thereof) is entitled to the benefit of such registration rights in respect of the Warrant Shares as are set forth in Section 2 of the Registration Rights Agreement.

9.   Notices .  All notices, requests, and other communications required or permitted to be given or delivered hereunder to the holder of this Warrant shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to such holder at the address shown for such holder on the books of the Company, or at such other address as shall have been furnished to the Company by notice from such holder. All notices, requests, and other communications required or permitted to be given or delivered hereunder to the Company shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to the office of the Company at 711 South Columbus Avenue, Mount Vernon, New York 10550, Attention: Chief Executive Officer, or at such other address as shall have been furnished to the holder of this Warrant by notice from the Company. Any such notice, request, or other communication may be sent by facsimile, but shall in such case be subsequently confirmed by a writing personally delivered or sent by certified or registered mail or by recognized overnight mail courier as provided above. All notices, requests, and other communications shall be deemed to have been given either at the time of the receipt thereof by the person entitled to receive such notice at the address of such person for purposes of this Paragraph 9, or, if mailed by registered or certified mail or with a recognized overnight mail courier upon deposit with the United States Post Office or such overnight mail courier, if postage is prepaid and the mailing is properly addressed, as the case may be.

10.   Governing Law.  THIS WARRANT SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE PARTIES HERETO HEREBY SUBMIT TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS WARRANT, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY’S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS WARRANT SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS’ FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

11.   Miscellaneous.

(a)   Amendments . This Warrant and any provision hereof may only be amended by an instrument in writing signed by the Company and the holder hereof.

(b)   Descriptive Headings . The descriptive headings of the several paragraphs of this Warrant are inserted for purposes of reference only, and shall not affect the meaning or construction of any of the provisions hereof.

(c)   Cashless Exercise . Notwithstanding anything to the contrary contained in this Warrant, if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act, this Warrant may be exercised by presentation and surrender of this Warrant to the Company at its principal executive offices with a written notice of the holder’s intention to effect a cashless exercise, including a calculation of the number of shares of Common Stock to be issued upon such exercise in accordance with the terms hereof (a “Cashless Exercise”). In the event of a Cashless Exercise, in lieu of paying the Exercise Price in cash, the holder shall surrender this Warrant for that number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which shall be the difference between the then current Market Price per share of the Common Stock and the Exercise Price, and the denominator of which shall be the then current Market Price per share of Common Stock. For example, if the holder is exercising 100,000 Warrants with a per Warrant exercise price of $0.75 per share through a cashless exercise when the Common Stock’s current Market Price per share is $2.00 per share, then upon such Cashless Exercise the holder will receive 62,500 shares of Common Stock.

(d)   Remedies . The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Warrant will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Warrant, that the holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Warrant and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer.

CLICKABLE ENTERPRISES, INC.

By:
Nicholas Cirillo
President

Dated as of March 21, 2006

FORM OF EXERCISE AGREEMENT

Dated: ________ __, 200_

To:   ______________________

The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to purchase ________ shares of Common Stock covered by such Warrant, and makes payment herewith in full therefor at the price per share provided by such Warrant in cash or by certified or official bank check in the amount of, or, if the resale of such Common Stock by the undersigned is not currently registered pursuant to an effective registration statement under the Securities Act of 1933, as amended, by surrender of securities issued by the Company (including a portion of the Warrant) having a market value (in the case of a portion of this Warrant, determined in accordance with Section 11(c) of the Warrant) equal to $_________. Please issue a certificate or certificates for such shares of Common Stock in the name of and pay any cash for any fractional share to:

Name:

Signature:
Address:

Note:	The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.

and, if said number of shares of Common Stock shall not be all the shares purchasable under the within Warrant, a new Warrant is to be issued in the name of said undersigned covering the balance of the shares purchasable thereunder less any fraction of a share paid in cash.

FORM OF ASSIGNMENT

FOR VALUE RECEIVED , the undersigned hereby sells, assigns, and transfers all the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock covered thereby set forth hereinbelow, to:

Name of Assignee	Address	No of Shares

, and hereby irrevocably constitutes and appoints ___________________________________ as agent and attorney-in-fact to transfer said Warrant on the books of the within-named corporation, with full power of substitution in the premises.

Dated:   ________ __, 200_

In the presence of::

Name:

Signature:

Title of Signing Officer or Agent (if any):
Address:

Note: The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.

SECURITY AGREEMENT

SECURITY AGREEMENT (this “ Agreement”), dated as of March 21, 2006, by and among Clickable Enterprises, Inc., a Delaware corporation (“ Company”), and the secured parties signatory hereto and their respective endorsees, transferees and assigns (collectively, the “ Secured Party”).

WITNESSETH:

WHEREAS, pursuant to a Securities Purchase Agreement, dated as of March 21, 2006, between Company and the Secured Party (the “ Purchase Agreement”), Company has agreed to issue to the Secured Party and the Secured Party has agreed to purchase from Company certain of Company’s 6% Secured Convertible Debentures, due one year from the date of issue (the “ Debentures”), which are convertible into shares of Company’s Common Stock, par value $.001 per share (the “ Common Stock”). In connection therewith, Company shall issue the Secured Party certain Common Stock purchase warrants dated as of the date hereof to purchase the number of shares of Common Stock indicated below each Secured Party’s name on the Purchase Agreement (the “ Warrants”); and

WHEREAS, in order to induce the Secured Party to purchase the Debentures, Company has agreed to execute and deliver to the Secured Party this Agreement for the benefit of the Secured Party and to grant to it a first priority security interest in certain property of Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures and exercise and discharge in full of Company’s obligations under the Warrants.

NOW, THEREFORE, in consideration of the agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.    Certain Definitions . As used in this Agreement, the following terms shall have the meanings set forth in this Section 1. Terms used but not otherwise defined in this Agreement that are defined in Article 9 of the UCC (such as “ general intangibles” and “ proceeds”) shall have the respective meanings given such terms in Article 9 of the UCC.

(a)    “ Collateral” means the collateral in which the Secured Party is granted a security interest by this Agreement and which shall include the following, whether presently owned or existing or hereafter acquired or coming into existence, and all additions and accessions thereto and all substitutions and replacements thereof, and all proceeds, products and accounts thereof, including, without limitation, all proceeds from the sale or transfer of the Collateral and of insurance covering the same and of any tort claims in connection therewith:

(i)    All Goods of the Company, including, without limitations, all machinery, equipment, computers, motor vehicles, trucks, tanks, boats, ships, appliances, furniture, special and general tools, fixtures, test and quality control devices and other equipment of every kind and nature and wherever situated, together with all documents of title and documents representing the same, all additions and accessions thereto, replacements therefor, all parts therefor, and all substitutes for any of the foregoing and all other items used and useful in connection with the Company’s businesses and all improvements thereto (collectively, the “ Equipment”); and

(ii)    All Inventory of the Company; and

(iii)    All of the Company’s contract rights and general intangibles, including, without limitation, all partnership interests, stock or other securities, licenses, distribution and other agreements, computer software development rights, leases, franchises, customer lists, quality control procedures, grants and rights, goodwill, trademarks, service marks, trade styles, trade names, patents, patent applications, copyrights, deposit accounts, and income tax refunds (collectively, the “ General Intangibles”); and

(iv)    All Receivables of the Company including all insurance proceeds, and rights to refunds or indemnification whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, all rights in any merchandising, goods, equipment, motor vehicles and trucks which any of the same may represent, and all right, title, security and guaranties with respect to each Receivable, including any right of stoppage in transit; and

(v)    All of the Company’s documents, instruments and chattel paper, files, records, books of account, business papers, computer programs and the products and proceeds of all of the foregoing Collateral set forth in clauses (i)-(iv) above; and

(vi)    All of the Company’s shares of stock of the subsidiaries of the Company, including, without limitation, all of the Company’s shares of stock of Clickable Oil, Inc.

(b)    “ Company” shall mean, collectively, Company and all of the subsidiaries of Company (including, without limitation, Clickable Oil, Inc.), a list of which is contained in Schedule A , attached hereto.

(c)    “ Obligations” means all of the Company’s obligations under this Agreement and the Debentures, in each case, whether now or hereafter existing, voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later decreased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from the Secured Party as a preference, fraudulent transfer or otherwise as such obligations may be amended, supplemented, converted, extended or modified from time to time.

(d)    “ UCC” means the Uniform Commercial Code, as currently in effect in the State of New York.

2.    Grant of Security Interest . As an inducement for the Secured Party to purchase the Debentures and to secure the complete and timely payment, performance and discharge in full, as the case may be, of all of the Obligations, the Company hereby, unconditionally and irrevocably, pledges, grants and hypothecates to the Secured Party, a continuing security interest in, a continuing first lien upon, an unqualified right to possession and disposition of and a right of set-off against, in each case to the fullest extent permitted by law, all of the Company’s right, title and interest of whatsoever kind and nature (including, without limitation, all of Clickable Oil, Inc.’s rights) in and to the Collateral (the “ Security Interest”).

3.    Representations, Warranties, Covenants and Agreements of the Company . The Company represents and warrants to, and covenants and agrees with, the Secured Party as follows:

(a)    The Company has the requisite corporate power and authority to enter into this Agreement and otherwise to carry out its obligations thereunder. The execution, delivery and performance by the Company of this Agreement and the filings contemplated therein have been duly authorized by all necessary action on the part of the Company and no further action is required by the Company. This Agreement constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditor’s rights generally.

(b)    The Company represents and warrants that it has no place of business or offices where its respective books of account and records are kept (other than temporarily at the offices of its attorneys or accountants) or places where Collateral is stored or located, except as set forth on Schedule A attached hereto;

(c)    The Company is the sole owner of the Collateral (except for non-exclusive licenses granted by the Company in the ordinary course of business), free and clear of any liens, security interests, encumbrances, rights or claims, other than as previously granted to secured party and their affiliates, and is fully authorized to grant the Security Interest in and to pledge the Collateral. There is not on file in any governmental or regulatory authority, agency or recording office an effective financing statement, security agreement, license or transfer or any notice of any of the foregoing (other than those that have been filed in favor of the Secured Party pursuant to this Agreement) covering or affecting any of the Collateral. So long as this Agreement shall be in effect, the Company shall not execute and shall not knowingly permit to be on file in any such office or agency any such financing statement or other document or instrument (except to the extent filed or recorded in favor of the Secured Party pursuant to the terms of this Agreement).

(d)    No part of the Collateral has been judged invalid or unenforceable. No written claim has been received that any Collateral or the Company’s use of any Collateral violates the rights of any third party. There has been no adverse decision to the Company’s claim of ownership rights in or exclusive rights to use the Collateral in any jurisdiction or to the Company’s right to keep and maintain such Collateral in full force and effect, and there is no proceeding involving said rights pending or, to the best knowledge of the Company, threatened before any court, judicial body, administrative or regulatory agency, arbitrator or other governmental authority.

(e)    The Company shall at all times maintain its books of account and records relating to the Collateral at its principal place of business and its Collateral at the locations set forth on Schedule A attached hereto and may not relocate such books of account and records or tangible Collateral unless it delivers to the Secured Party at least 30 days prior to such relocation (i) written notice of such relocation and the new location thereof (which must be within the United States) and (ii) evidence that appropriate financing statements and other necessary documents have been filed and recorded and other steps have been taken to perfect the Security Interest to create in favor of the Secured Party valid, perfected and continuing first priority liens in the Collateral.

(f)    This Agreement creates in favor of the Secured Party a valid security interest in the Collateral securing the payment and performance of the Obligations and, upon making the filings described in the immediately following sentence, a perfected first priority security interest in such Collateral. Except for the filing of financing statements on Form-1 under the UCC with the jurisdictions indicated on Schedule B , attached hereto, no authorization or approval of or filing with or notice to any governmental authority or regulatory body is required either (i) for the grant by the Company of, or the effectiveness of, the Security Interest granted hereby or for the execution, delivery and performance of this Agreement by the Company or (ii) for the perfection of or exercise by the Secured Party of its rights and remedies hereunder.

(g)    On the date of execution of this Agreement, the Company will deliver to the Secured Party one or more executed UCC financing statements on Form-1 with respect to the Security Interest for filing with the jurisdictions indicated on Schedule B , attached hereto and in such other jurisdictions as may be requested by the Secured Party.

(h)    The execution, delivery and performance of this Agreement does not conflict with or cause a breach or default, or an event that with or without the passage of time or notice, shall constitute a breach or default, under any agreement to which the Company is a party or by which the Company is bound. No consent (including, without limitation, from stock holders or creditors of the Company) is required for the Company to enter into and perform its obligations hereunder.

(i)    The Company shall at all times maintain the liens and Security Interest provided for hereunder as valid and perfected first priority liens and security interests in the Collateral in favor of the Secured Party until this Agreement and the Security Interest hereunder shall terminate pursuant to Section 11. The Company hereby agrees to defend the same against any and all persons. The Company shall safeguard and protect all Collateral for the account of the Secured Party. At the request of the Secured Party, the Company will sign and deliver to the Secured Party at any time or from time to time one or more financing statements pursuant to the UCC (or any other applicable statute) in form reasonably satisfactory to the Secured Party and will pay the cost of filing the same in all public offices wherever filing is, or is deemed by the Secured Party to be, necessary or desirable to effect the rights and obligations provided for herein. Without limiting the generality of the foregoing, the Company shall pay all fees, taxes and other amounts necessary to maintain the Collateral and the Security Interest hereunder, and the Company shall obtain and furnish to the Secured Party from time to time, upon demand, such releases and/or subordinations of claims and liens which may be required to maintain the priority of the Security Interest hereunder.

(j)    The Company will not transfer, pledge, hypothecate, encumber, license (except for non-exclusive licenses granted by the Company in the ordinary course of business), sell or otherwise dispose of any of the Collateral without the prior written consent of the Secured Party.

(k)    The Company shall keep and preserve its Equipment, Inventory and other tangible Collateral in good condition, repair and order and shall not operate or locate any such Collateral (or cause to be operated or located) in any area excluded from insurance coverage.

(l)    The Company shall, within ten (10) days of obtaining knowledge thereof, advise the Secured Party promptly, in sufficient detail, of any substantial change in the Collateral, and of the occurrence of any event which would have a material adverse effect on the value of the Collateral or on the Secured Party’s security interest therein.

(m)    The Company shall promptly execute and deliver to the Secured Party such further deeds, mortgages, assignments, security agreements, financing statements or other instruments, documents, certificates and assurances and take such further action as the Secured Party may from time to time request and may in its sole discretion deem necessary to perfect, protect or enforce its security interest in the Collateral including, without limitation, the execution and delivery of a separate security agreement with respect to the Company’s intellectual property (“ Intellectual Property Security Agreement”) in which the Secured Party has been granted a security interest hereunder, substantially in a form acceptable to the Secured Party, which Intellectual Property Security Agreement, other than as stated therein, shall be subject to all of the terms and conditions hereof.

(n)    The Company shall permit the Secured Party and its representatives and agents to inspect the Collateral at any time, and to make copies of records pertaining to the Collateral as may be requested by the Secured Party from time to time.

(o)    The Company will take all steps reasonably necessary to diligently pursue and seek to preserve, enforce and collect any rights, claims, causes of action and accounts receivable in respect of the Collateral.

(p)    The Company shall promptly notify the Secured Party in sufficient detail upon becoming aware of any attachment, garnishment, execution or other legal process levied against any Collateral and of any other information received by the Company that may materially affect the value of the Collateral, the Security Interest or the rights and remedies of the Secured Party hereunder.

(q)    All information heretofore, herein or hereafter supplied to the Secured Party by or on behalf of the Company with respect to the Collateral is accurate and complete in all material respects as of the date furnished.

(r)    Schedule A attached hereto contains a list of all of the subsidiaries of Company.

4.    Defaults . The following events shall be “ Events of Default”:

(a)    The occurrence of an Event of Default (as defined in the Debentures) under the Debentures;

(b)    Any representation or warranty of the Company in this Agreement or in the Intellectual Property Security Agreement shall prove to have been incorrect in any material respect when made;

(c)    The failure by the Company to observe or perform any of its obligations hereunder or in the Intellectual Property Security Agreement for ten (10) days after receipt by the Company of notice of such failure from the Secured Party; and

(d)    Any breach of, or default under, the Warrants.

5.    Duty To Hold In Trust . Upon the occurrence of any Event of Default and at any time thereafter, the Company shall, upon receipt by it of any revenue, income or other sums subject to the Security Interest, whether payable pursuant to the Debentures or otherwise, or of any check, draft, note, trade acceptance or other instrument evidencing an obligation to pay any such sum, hold the same in trust for the Secured Party and shall forthwith endorse and transfer any such sums or instruments, or both, to the Secured Party for application to the satisfaction of the Obligations.

6.    Rights and Remedies Upon Default . Upon occurrence of any Event of Default and at any time thereafter, the Secured Party shall have the right to exercise all of the remedies conferred hereunder and under the Debentures, and the Secured Party shall have all the rights and remedies of a secured party under the UCC and/or any other applicable law (including the Uniform Commercial Code of any jurisdiction in which any Collateral is then located). Without limitation, the Secured Party shall have the following rights and powers:

(a)    The Secured Party shall have the right to take possession of the Collateral and, for that purpose, enter, with the aid and assistance of any person, any premises where the Collateral, or any part thereof, is or may be placed and remove the same, and the Company shall assemble the Collateral and make it available to the Secured Party at places which the Secured Party shall reasonably select, whether at the Company’s premises or elsewhere, and make available to the Secured Party, without rent, all of the Company’s respective premises and facilities for the purpose of the Secured Party taking possession of, removing or putting the Collateral in saleable or disposable form.

(b)    The Secured Party shall have the right to operate the business of the Company using the Collateral and shall have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the Collateral, at public or private sale or otherwise, either with or without special conditions or stipulations, for cash or on credit or for future delivery, in such parcel or parcels and at such time or times and at such place or places, and upon such terms and conditions as the Secured Party may deem commercially reasonable, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon or notice to the Company or right of redemption of the Company, which are hereby expressly waived. Upon each such sale, lease, assignment or other transfer of Collateral, the Secured Party may, unless prohibited by applicable law which cannot be waived, purchase all or any part of the Collateral being sold, free from and discharged of all trusts, claims, right of redemption and equities of the Company, which are hereby waived and released.

7.    Applications of Proceeds . The proceeds of any such sale, lease or other disposition of the Collateral hereunder shall be applied first, to the expenses of retaking, holding, storing, processing and preparing for sale, selling, and the like (including, without limitation, any taxes, fees and other costs incurred in connection therewith) of the Collateral, to the reasonable attorneys’ fees and expenses incurred by the Secured Party in enforcing its rights hereunder and in connection with collecting, storing and disposing of the Collateral, and then to satisfaction of the Obligations, and to the payment of any other amounts required by applicable law, after which the Secured Party shall pay to the Company any surplus proceeds. If, upon the sale, license or other disposition of the Collateral, the proceeds thereof are insufficient to pay all amounts to which the Secured Party is legally entitled, the Company will be liable for the deficiency, together with interest thereon, at the rate of 15% per annum (the “ Default Rate”), and the reasonable fees of any attorneys employed by the Secured Party to collect such deficiency. To the extent permitted by applicable law, the Company waives all claims, damages and demands against the Secured Party arising out of the repossession, removal, retention or sale of the Collateral, unless due to the gross negligence or willful misconduct of the Secured Party.

8.    Costs and Expenses. The Company agrees to pay all out-of-pocket fees, costs and expenses incurred in connection with any filing required hereunder, including without limitation, any financing statements, continuation statements, partial releases and/or termination statements related thereto or any expenses of any searches reasonably required by the Secured Party. The Company shall also pay all other claims and charges which in the reasonable opinion of the Secured Party might prejudice, imperil or otherwise affect the Collateral or the Security Interest therein. The Company will also, upon demand, pay to the Secured Party the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which the Secured Party may incur in connection with (i) the enforcement of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, or (iii) the exercise or enforcement of any of the rights of the Secured Party under the Debentures. Until so paid, any fees payable hereunder shall be added to the principal amount of the Debentures and shall bear interest at the Default Rate.

9.    Responsibility for Collateral . The Company assumes all liabilities and responsibility in connection with all Collateral, and the obligations of the Company hereunder or under the Debentures and the Warrants shall in no way be affected or diminished by reason of the loss, destruction, damage or theft of any of the Collateral or its unavailability for any reason.

10.    Security Interest Absolute . All rights of the Secured Party and all Obligations of the Company hereunder, shall be absolute and unconditional, irrespective of: (a) any lack of validity or enforceability of this Agreement, the Debentures, the Warrants or any agreement entered into in connection with the foregoing, or any portion hereof or thereof; (b) any change in the time, manner or place of payment or performance of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the Debentures, the Warrants or any other agreement entered into in connection with the foregoing; (c) any exchange, release or nonperfection of any of the Collateral, or any release or amendment or waiver of or consent to departure from any other collateral for, or any guaranty, or any other security, for all or any of the Obligations; (d) any action by the Secured Party to obtain, adjust, settle and cancel in its sole discretion any insurance claims or matters made or arising in connection with the Collateral; or (e) any other circumstance which might otherwise constitute any legal or equitable defense available to the Company, or a discharge of all or any part of the Security Interest granted hereby. Until the Obligations shall have been paid and performed in full, the rights of the Secured Party shall continue even if the Obligations are barred for any reason, including, without limitation, the running of the statute of limitations or bankruptcy. The Company expressly waives presentment, protest, notice of protest, demand, notice of nonpayment and demand for performance. In the event that at any time any transfer of any Collateral or any payment received by the Secured Party hereunder shall be deemed by final order of a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under the bankruptcy or insolvency laws of the United States, or shall be deemed to be otherwise due to any party other than the Secured Party, then, in any such event, the Company’s obligations hereunder shall survive cancellation of this Agreement, and shall not be discharged or satisfied by any prior payment thereof and/or cancellation of this Agreement, but shall remain a valid and binding obligation enforceable in accordance with the terms and provisions hereof. The Company waives all right to require the Secured Party to proceed against any other person or to apply any Collateral which the Secured Party may hold at any time, or to marshal assets, or to pursue any other remedy. The Company waives any defense arising by reason of the application of the statute of limitations to any obligation secured hereby.

11.    Term of Agreement . This Agreement and the Security Interest shall terminate on the date on which all payments under the Debentures have been made in full and all other Obligations have been paid or discharged. Upon such termination, the Secured Party, at the request and at the expense of the Company, will join in executing any termination statement with respect to any financing statement executed and filed pursuant to this Agreement.

12.    Power of Attorney; Further Assurances .

(a)    The Company authorizes the Secured Party, and does hereby make, constitute and appoint it, and its respective officers, agents, successors or assigns with full power of substitution, as the Company’s true and lawful attorney-in-fact, with power, in its own name or in the name of the Company, to, after the occurrence and during the continuance of an Event of Default, (i) endorse any notes, checks, drafts, money orders, or other instruments of payment (including payments payable under or in respect of any policy of insurance) in respect of the Collateral that may come into possession of the Secured Party; (ii) to sign and endorse any UCC financing statement or any invoice, freight or express bill, bill of lading, storage or warehouse receipts, drafts against debtors, assignments, verifications and notices in connection with accounts, and other documents relating to the Collateral; (iii) to pay or discharge taxes, liens, security interests or other encumbrances at any time levied or placed on or threatened against the Collateral; (iv) to demand, collect, receipt for, compromise, settle and sue for monies due in respect of the Collateral; and (v) generally, to do, at the option of the Secured Party, and at the Company’s expense, at any time, or from time to time, all acts and things which the Secured Party deems necessary to protect, preserve and realize upon the Collateral and the Security Interest granted therein in order to effect the intent of this Agreement, the Debentures and the Warrants, all as fully and effectually as the Company might or could do; and the Company hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest and shall be irrevocable for the term of this Agreement and thereafter as long as any of the Obligations shall be outstanding.

(b)    On a continuing basis, the Company will make, execute, acknowledge, deliver, file and record, as the case may be, in the proper filing and recording places in any jurisdiction, including, without limitation, the jurisdictions indicated on Schedule B , attached hereto, all such instruments, and take all such action as may reasonably be deemed necessary or advisable, or as reasonably requested by the Secured Party, to perfect the Security Interest granted hereunder and otherwise to carry out the intent and purposes of this Agreement, or for assuring and confirming to the Secured Party the grant or perfection of a security interest in all the Collateral.

(c)    The Company hereby irrevocably appoints the Secured Party as the Company’s attorney-in-fact, with full authority in the place and stead of the Company and in the name of the Company, from time to time in the Secured Party’s discretion, to take any action and to execute any instrument which the Secured Party may deem necessary or advisable to accomplish the purposes of this Agreement, including the filing, in its sole discretion, of one or more financing or continuation statements and amendments thereto, relative to any of the Collateral without the signature of the Company where permitted by law.

13.    Notices . All notices, requests, demands and other communications hereunder shall be in writing, with copies to all the other parties hereto, and shall be deemed to have been duly given when (i) if delivered by hand, upon receipt, (ii) if sent by facsimile, upon receipt of proof of sending thereof, (iii) if sent by nationally recognized overnight delivery service (receipt requested), the next business day or (iv) if mailed by first-class registered or certified mail, return receipt requested, postage prepaid, four days after posting in the U.S. mails, in each case if delivered to the following addresses:

If to the Company:	Clickable Enterprises, Inc. 711 South Columbus Avenue Mount Vernon, New York 10550 Attention: President Telephone: (914) 699-5190 E-mail: nick.cirillo@clickableoil.com

With copies to:
Eckert Seamens Cherin & Mellott, LLC
1515 Market Street, 9 th Floor
Philadelphia, Pennsylvania 19102
Attention: Gary A. M iller, Esq.
Telephone: 215-851-8472
Facsimile: 215-851-8383
Email: gmiller@eckertseamens.com

If to the Secured Party:	AJW Partners, LLC AJW Offshore, Ltd. AJW Qualified Partners, LLC 1044 Northern Boulevard Suite 302 Roslyn, New York 11576 Attention: Corey Ribotsky Facsimile: 516-739-7115

With copies to:

Ballard Spahr Andrews & Ingersoll, LLP 1735 Market Street, 51 st Floor Philadelphia, Pennsylvania 19103 Attention: Gerald J. Guarcini, Esq. Facsimile: 215-864-8999

14.    Other Security . To the extent that the Obligations are now or hereafter secured by property other than the Collateral or by the guarantee, endorsement or property of any other person, firm, corporation or other entity, then the Secured Party shall have the right, in its sole discretion, to pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of the Secured Party’s rights and remedies hereunder.

15.    Miscellaneous .

(a)    No course of dealing between the Company and the Secured Party, nor any failure to exercise, nor any delay in exercising, on the part of the Secured Party, any right, power or privilege hereunder or under the Debentures shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

(b)    All of the rights and remedies of the Secured Party with respect to the Collateral, whether established hereby or by the Debentures or by any other agreements, instruments or documents or by law shall be cumulative and may be exercised singly or concurrently.

(c)    This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof and is intended to supersede all prior negotiations, understandings and agreements with respect thereto. Except as specifically set forth in this Agreement, no provision of this Agreement may be modified or amended except by a written agreement specifically referring to this Agreement and signed by the parties hereto.

(d)    In the event that any provision of this Agreement is held to be invalid, prohibited or unenforceable in any jurisdiction for any reason, unless such provision is narrowed by judicial construction, this Agreement shall, as to such jurisdiction, be construed as if such invalid, prohibited or unenforceable provision had been more narrowly drawn so as not to be invalid, prohibited or unenforceable. If, notwithstanding the foregoing, any provision of this Agreement is held to be invalid, prohibited or unenforceable in any jurisdiction, such provision, as to such jurisdiction, shall be ineffective to the extent of such invalidity, prohibition or unenforceability without invalidating the remaining portion of such provision or the other provisions of this Agreement and without affecting the validity or enforceability of such provision or the other provisions of this Agreement in any other jurisdiction.

(e)    No waiver of any breach or default or any right under this Agreement shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default or right, whether of the same or similar nature or otherwise.

(f)    This Agreement shall be binding upon and inure to the benefit of each party hereto and its successors and assigns.

(g)    Each party shall take such further action and execute and deliver such further documents as may be necessary or appropriate in order to carry out the provisions and purposes of this Agreement.

(h)    This Agreement shall be construed in accordance with the laws of the State of New York, except to the extent the validity, perfection or enforcement of a security interest hereunder in respect of any particular Collateral which are governed by a jurisdiction other than the State of New York in which case such law shall govern. Each of the parties hereto irrevocably submit to the exclusive jurisdiction of any New York State or United States Federal court sitting in Manhattan county over any action or proceeding arising out of or relating to this Agreement, and the parties hereto hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. The parties hereto agree that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The parties hereto further waive any objection to venue in the State of New York and any objection to an action or proceeding in the State of New York on the basis of forum non conveniens.

(i)    EACH PARTY HERETO HEREBY AGREES TO WAIVE ITS RESPECTIVE RIGHTS TO A JURY TRAIL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY DISPUTES THAT MAY BE FILED IN ANY COURT AND THAT RELATE TO THE SUBJECT MATER OF THIS AGREEMENT, INCLUDING WITHOUT LIMITATION CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS. EACH PARTY HERETO ACKNOWLEDGES THAT THIS WAIVER IS A MATERIAL INDUCEMENT FOR EACH PARTY TO ENTER INTO A BUSINESS RELATIONSHIP, THAT EACH PARTY HAS ALREADY RELIED ON THIS WAIVER IN ENTERING INTO THIS AGREEMENT AND THAT EACH PARTY WILL CONTINUE TO RELY ON THIS WAIVER IN THEIR RELATED FUTURE DEALINGS. EACH PARTY FURTHER WARRANTS AND REPRESENTS THAT IT HAS REVIEWED THIS WAIVER WITH ITS LEGAL COUNSEL, AND THAT SUCH PARTY HAS KNOWINGLY AND VOLUNTARILY WAIVES ITS RIGHTS TO A JURY TRIAL FOLLOWING SUCH CONSULTATION. THIS WAIVER IS IRREVOCABLE, MEANING THAT, NOTWITHSTANDING ANYTHING HEREIN TO THE CONTRARY, IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS AND SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT. IN THE EVENT OF A LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

(j)    This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the parties hereto have caused this Security Agreement to be duly executed on the day and year first above written.

CLICKABLE ENTERPRISES, INC.

By:
Nicholas Cirillo President

AJW PARTNERS, LLC By: SMS Group, LLC

By:
Corey S. Ribotsky Manager

AJW OFFSHORE, LTD. By: First Street Manager II, LLC

By:
Corey S. Ribotsky Manager

AJW QUALIFIED PARTNERS, LLC By: AJW Manager, LLC

By:
Corey S. Ribotsky Manager

B-1

INTELLECTUAL PROPERTY SECURITY AGREEMENT

INTELLECTUAL PROPERTY SECURITY AGREEMENT ( this “Agreement ” dated as of March 21, 2006, by and among Clickable Enterprises, Inc., a Delaware corporation (the “Company”), and the secured parties signatory hereto and their respective endorsees, transferees and assigns (collectively, the “Secured Party”).

WITNESSETH :

WHEREAS, pursuant to a Securities Purchase Agreement, dated as of March 21, 2006, between Company and the Secured Party (the “ Purchase Agreement”), Company has agreed to issue to the Secured Party and the Secured Party has agreed to purchase from Company certain of Company’s 6% Secured Convertible Debentures, due three years from the date of issue (the “ Debentures”), which are convertible into shares of Company’s Common Stock, par value $.001 per share (the “ Common Stock”). In connection therewith, Company shall issue the Secured Party certain Common Stock purchase warrants dated as of the date hereof to purchase the number of shares of Common Stock indicated below each Secured Party’s name on the Purchase Agreement (the “ Warrants”); and

WHEREAS, in order to induce the Secured Party to purchase the Debentures, Company has agreed to execute and deliver to the Secured Party this Agreement for the benefit of the Secured Party and to grant to it a first priority security interest in certain Intellectual Property (defined below) of Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures and exercise and discharge in full of Company’s obligations under the Warrants; and

NOW, THEREFORE, in consideration of the agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.    Defined Terms . Unless otherwise defined herein, terms which are defined in the Purchase Agreement and used herein are so used as so defined; and the following terms shall have the following meanings:

“ Company” shall mean, collectively, Company and all of the subsidiaries of Company (including, without limitation, Clickable Oil, Inc.), a list of which is contained in Schedule A , attached hereto.

“ Copyrights” shall mean (a) all copyrights, registrations and applications for registration, issued or filed, including any reissues, extensions or renewals thereof, by or with the United States Copyright Office or any similar office or agency of the United States, any state thereof, or any other country or political subdivision thereof, or otherwise, including, all rights in and to the material constituting the subject matter thereof, including, without limitation, any referred to in Schedule B hereto, and (b) any rights in any material which is copyrightable or which is protected by common law, United States copyright laws or similar laws or any law of any State, including, without limitation, any thereof referred to in Schedule B hereto.

“ Copyright License” shall mean any agreement, written or oral, providing for a grant by the Company of any right in any Copyright, including, without limitation, any thereof referred to in Schedule B hereto.

“ Intellectual Property” shall means, collectively, the Software Intellectual Property, Copyrights, Copyright Licenses, Patents, Patent Licenses, Trademarks, Trademark Licenses and Trade Secrets.

“ Obligations” means all of the Company’s obligations under this Agreement and the Debentures, in each case, whether now or hereafter existing, voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later decreased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from the Secured Party as a preference, fraudulent transfer or otherwise as such obligations may be amended, supplemented, converted, extended or modified from time to time.

“ Patents” shall mean (a) all letters patent of the United States or any other country or any political subdivision thereof, and all reissues and extensions thereof, including, without limitation, any thereof referred to in Schedule B hereto, and (b) all applications for letters patent of the United States and all divisions, continuations and continuations-in-part thereof or any other country or any political subdivision, including, without limitation, any thereof referred to in Schedule B hereto.

“ Patent License” shall mean all agreements, whether written or oral, providing for the grant by the Company of any right to manufacture, use or sell any invention covered by a Patent, including, without limitation, any thereof referred to in Schedule B hereto.

“ Security Agreement” shall mean the Security Agreement, dated the date hereof between Company and the Secured Party.

“ Software Intellectual Property” shall mean:

(a)    all software programs (including all source code, object code and all related applications and data files), whether now owned, upgraded, enhanced, licensed or leased or hereafter acquired by the Company, above;

(b)    all computers and electronic data processing hardware and firmware associated therewith;

(c)    all documentation (including flow charts, logic diagrams, manuals, guides and specifications) with respect to such software, hardware and firmware described in the preceding clauses (a) and (b); and

(d)    all rights with respect to all of the foregoing, including, without limitation, any and all upgrades, modifications, copyrights, licenses, options, warranties, service contracts, program services, test rights, maintenance rights, support rights, improvement rights, renewal rights and indemnifications and substitutions, replacements, additions, or model conversions of any of the foregoing.

“ Trademarks” shall mean (a) all trademarks, trade names, corporate names, company names, business names, fictitious business names, trade styles, service marks, logos and other source or business identifiers, and the goodwill associated therewith, now existing or hereafter adopted or acquired, all registrations and recordings thereof, and all applications in connection therewith, whether in the United States Patent and Trademark Office or in any similar office or agency of the United States, any state thereof or any other country or any political subdivision thereof, or otherwise, including, without limitation, any thereof referred to in Schedule B hereto, and (b) all reissues, extensions or renewals thereof.

“ Trademark License” shall mean any agreement, written or oral, providing for the grant by the Company of any right to use any Trademark, including, without limitation, any thereof referred to in Schedule B hereto.

“ Trade Secrets” shall mean common law and statutory trade secrets and all other confidential or proprietary or useful information and all know-how obtained by or used in or contemplated at any time for use in the business of the Company (all of the foregoing being collectively called a “ Trade Secret”), whether or not such Trade Secret has been reduced to a writing or other tangible form, including all documents and things embodying, incorporating or referring in any way to such Trade Secret, all Trade Secret licenses, including each Trade Secret license referred to in Schedule B hereto, and including the right to sue for and to enjoin and to collect damages for the actual or threatened misappropriation of any Trade Secret and for the breach or enforcement of any such Trade Secret license.

2.    Grant of Security Interest. In accordance with Section 3(m) of the Security Agreement, to secure the complete and timely payment, performance and discharge in full, as the case may be, of all of the Obligations, the Company hereby, unconditionally and irrevocably, pledges, grants and hypothecates to the Secured Party, a continuing security interest in, a continuing first lien upon, an unqualified right to possession and disposition of and a right of set-off against, in each case to the fullest extent permitted by law, all of the Company’s right, title and interest of whatsoever kind and nature (including, without limitation, all of Clickable Oil, Inc.’s rights) in and to the Intellectual Property (the “ Security Interest”).

3.    Representations and Warranties . The Company hereby represents and warrants, and covenants and agrees with, the Secured Party as follows:

(a)    The Company has the requisite corporate power and authority to enter into this Agreement and otherwise to carry out its obligations thereunder. The execution, delivery and performance by the Company of this Agreement and the filings contemplated therein have been duly authorized by all necessary action on the part of the Company and no further action is required by the Company. This Agreement constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditor’s rights generally.

(b)    The Company represents and warrants that it has no place of business or offices where its respective books of account and records are kept (other than temporarily at the offices of its attorneys or accountants) or places where the Intellectual Property is stored or located, except as set forth on Schedule A attached hereto;

(c)    The Company is the sole owner of the Intellectual Property (except for non-exclusive licenses granted by the Company in the ordinary course of business), free and clear of any liens, security interests, encumbrances, rights or claims, other than as previously granted to Secured Party and their affiliates, and is fully authorized to grant the Security Interest in and to pledge the Intellectual Property. There is not on file in any governmental or regulatory authority, agency or recording office an effective financing statement, security agreement, license or transfer or any notice of any of the foregoing (other than those that have been filed in favor of the Secured Party pursuant to this Agreement) covering or affecting any of the Intellectual Property. So long as this Agreement shall be in effect, the Company shall not execute and shall not knowingly permit to be on file in any such office or agency any such financing statement or other document or instrument (except to the extent filed or recorded in favor of the Secured Party pursuant to the terms of this Agreement), except for a financing statement covering assets acquired by the Company after the date hereof, provided that the value of the Intellectual Property covered by this Agreement along with the Collateral (as defined in the Security Agreement) is equal to at least 150% of the Obligations.

(d)    The Company shall at all times maintain its books of account and records relating to the Intellectual Property at its principal place of business and its Intellectual Property at the locations set forth on Schedule A attached hereto and may not relocate such books of account and records unless it delivers to the Secured Party at least 30 days prior to such relocation (i) written notice of such relocation and the new location thereof (which must be within the United States) and (ii) evidence that the necessary documents have been filed and recorded and other steps have been taken to perfect the Security Interest to create in favor of the Secured Party valid, perfected and continuing first priority liens in the Intellectual Property to the extent they can be perfected through such filings.

(e)    This Agreement creates in favor of the Secured Party a valid security interest in the Intellectual Property securing the payment and performance of the Obligations and, upon making the filings required hereunder, a perfected first priority security interest in such Intellectual Property to the extent that it can be perfected through such filings.

(f)    Upon request of the Secured Party, the Company shall execute and deliver any and all agreements, instruments, documents, and papers as the Secured Party may request to evidence the Secured Party’s security interest in the Intellectual Property and the goodwill and general intangibles of the Company relating thereto or represented thereby, and the Company hereby appoints the Secured Party its attorney-in-fact to execute and file all such writings for the foregoing purposes, all acts of such attorney being hereby ratified and confirmed; such power being coupled with an interest is irrevocable until the Obligations have been fully satisfied and are paid in full.

(g)    The execution, delivery and performance of this Agreement does not conflict with or cause a breach or default, or an event that with or without the passage of time or notice, shall constitute a breach or default, under any agreement to which the Company is a party or by which the Company is bound. No consent (including, without limitation, from stock holders or creditors of the Company) is required for the Company to enter into and perform its obligations hereunder.

(h)    The Company shall at all times maintain the liens and Security Interest provided for hereunder as valid and perfected first priority liens and security interests in the Intellectual Property to the extent they can be perfected by filing in favor of the Secured Party until this Agreement and the Security Interest hereunder shall terminate pursuant to Section 11. The Company hereby agrees to defend the same against any and all persons. The Company shall safeguard and protect all Intellectual Property for the account of the Secured Party. Without limiting the generality of the foregoing, the Company shall pay all fees, taxes and other amounts necessary to maintain the Intellectual Property and the Security Interest hereunder, and the Company shall obtain and furnish to the Secured Party from time to time, upon demand, such releases and/or subordinations of claims and liens which may be required to maintain the priority of the Security Interest hereunder.

(i)    The Company will not transfer, pledge, hypothecate, encumber, license (except for non-exclusive licenses granted by the Company in the ordinary course of business), sell or otherwise dispose of any of the Intellectual Property without the prior written consent of the Secured Party.

(j)    The Company shall, within ten (10) days of obtaining knowledge thereof, advise the Secured Party promptly, in sufficient detail, of any substantial change in the Intellectual Property, and of the occurrence of any event which would have a material adverse effect on the value of the Intellectual Property or on the Secured Party’s security interest therein.

(k)    The Company shall permit the Secured Party and its representatives and agents to inspect the Intellectual Property at any time, and to make copies of records pertaining to the Intellectual Property as may be requested by the Secured Party from time to time.

(l)    The Company will take all steps reasonably necessary to diligently pursue and seek to preserve, enforce and collect any rights, claims, causes of action and accounts receivable in respect of the Intellectual Property.

(m)    The Company shall promptly notify the Secured Party in sufficient detail upon becoming aware of any attachment, garnishment, execution or other legal process levied against any Intellectual Property and of any other information received by the Company that may materially affect the value of the Intellectual Property, the Security Interest or the rights and remedies of the Secured Party hereunder.

(n)    All information heretofore, herein or hereafter supplied to the Secured Party by or on behalf of the Company with respect to the Intellectual Property is accurate and complete in all material respects as of the date furnished.

(o)    Schedule A attached hereto contains a list of all of the subsidiaries of Company.

(p)    Schedule B attached hereto includes all Licenses, and all Patents and Patent Licenses, if any, owned by the Company in its own name as of the date hereof. Schedule B hereto includes all Trademarks and Trademark Licenses, if any, owned by the Company in its own name as of the date hereof. Schedule B hereto includes all Copyrights and Copyright Licenses, if any, owned by the Company in its own name as of the date hereof. Schedule B hereto includes all Trade Secrets and Trade Secret Licenses, if any, owned by the Company as of the date hereof. To the best of the Company’s knowledge, each License, Patent, Trademark, Copyright and Trade Secret is valid, subsisting, unexpired, enforceable and has not been abandoned. Except as set forth in Schedule B , none of such Licenses, Patents, Trademarks, Copyrights and Trade Secrets is the subject of any licensing or franchise agreement. To the best of the Company’s knowledge, no holding, decision or judgment has been rendered by any Governmental Body which would limit, cancel or question the validity of any License, Patent, Trademark, Copyright and Trade Secrets . No action or proceeding is pending (i) seeking to limit, cancel or question the validity of any License, Patent, Trademark, Copyright or Trade Secret, or (ii) which, if adversely determined, would have a material adverse effect on the value of any License, Patent, Trademark, Copyright or Trade Secret. The Company has used and will continue to use for the duration of this Agreement, proper statutory notice in connection with its use of the Patents, Trademarks and Copyrights and consistent standards of quality in products leased or sold under the Patents, Trademarks and Copyrights.

(q)    With respect to any Intellectual Property:

(i)	such Intellectual Property is subsisting and has not been adjudged invalid or unenforceable, in whole or in part;

(ii)	such Intellectual Property is valid and enforceable;

(iii)
the Company has made all necessary filings and recordations to protect its interest in such Intellectual Property, including, without limitation, recordations of all of its interests in the Patents, Patent Licenses, Trademarks and Trademark Licenses in the United States Patent and Trademark Office and in corresponding offices throughout the world and its claims to the Copyrights and Copyright Licenses in the United States Copyright Office and in corresponding offices throughout the world;

(iv)
other than as set forth in Schedule B , the Company is the exclusive owner of the entire and unencumbered right, title and interest in and to such Intellectual Property and no claim has been made that the use of such Intellectual Property infringes on the asserted rights of any third party; and

(v)
the Company has performed and will continue to perform all acts and has paid all required fees and taxes to maintain each and every item of Intellectual Property in full force and effect throughout the world, as applicable.

(r)    Except with respect to any Trademark or Copyright that the Company shall reasonably determine is of negligible economic value to the Company, the Company shall

(i)    maintain each Trademark and Copyright in full force free from any claim of abandonment for non-use, maintain as in the past the quality of products and services offered under such Trademark or Copyright; employ such Trademark or Copyright with the appropriate notice of registration; not adopt or use any mark which is confusingly similar or a colorable imitation of such Trademark or Copyright unless the Secured Party shall obtain a perfected security interest in such mark pursuant to this Agreement; and not (and not permit any licensee or sublicensee thereof to) do any act or knowingly omit to do any act whereby any Trademark or Copyright may become invalidated;

(ii)    not, except with respect to any Patent that it shall reasonably determine is of negligible economic value to it, do any act, or omit to do any act, whereby any Patent may become abandoned or dedicated; and

(iii)    notify the Secured Party immediately if it knows, or has reason to know, that any application or registration relating to any Patent, Trademark or Copyright may become abandoned or dedicated, or of any adverse determination or development (including, without limitation, the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, United States Copyright Office or any court or tribunal in any country) regarding its ownership of any Patent, Trademark or Copyright or its right to register the same or to keep and maintain the same.

(s)    Whenever the Company, either by itself or through any agent, employee, licensee or designee, shall file an application for the registration of any Patent, Trademark or Copyright with the United States Patent and Trademark Office, United States Copyright Office or any similar office or agency in any other country or any political subdivision thereof or acquire rights to any new Patent, Trademark or Copyright whether or not registered, report such filing to the Secured Party within five business days after the last day of the fiscal quarter in which such filing occurs.

(t)    The Company shall take all reasonable and necessary steps, including, without limitation, in any proceeding before the United States Patent and Trademark Office, United States Copyright Office or any similar office or agency in any other country or any political subdivision thereof, to maintain and pursue each application (and to obtain the relevant registration) and to maintain each registration of the Patents, Trademarks and Copyrights, including, without limitation, filing of applications for renewal, affidavits of use and affidavits of incontestability.

(u)    In the event that any Patent, Trademark or Copyright included in the Intellectual Property is infringed, misappropriated or diluted by a third party, promptly notify the Secured Party after it learns thereof and shall, unless it shall reasonably determine that such Patent, Trademark or Copyright is of negligible economic value to it, which determination it shall promptly report to the Secured Party, promptly sue for infringement, misappropriation or dilution, to seek injunctive relief where appropriate and to recover any and all damages for such infringement, misappropriation or dilution, or take such other actions as it shall reasonably deem appropriate under the circumstances to protect such Patent, Trademark or Copyright. If the Company lacks the financial resources to comply with this Section 3(t), the Company shall so notify the Secured Party and shall cooperate fully with any enforcement action undertaken by the Secured Party on behalf of the Company.

4.    Defaults . The following events shall be “ Events of Default”:

(a)    The occurrence of an Event of Default (as defined in the Debentures) under the Debentures;

(b)    Any representation or warranty of the Company in this Agreement or in the Security Agreement shall prove to have been incorrect in any material respect when made;

(c)    The failure by the Company to observe or perform any of its obligations hereunder or in the Security Agreement for ten (10) days after receipt by the Company of notice of such failure from the Secured Party; and

(d)    Any breach of, or default under, the Warrants.

5.    Duty To Hold In Trust . Upon the occurrence of any Event of Default and at any time thereafter, the Company shall, upon receipt by it of any revenue, income or other sums subject to the Security Interest, whether payable pursuant to the Debentures or otherwise, or of any check, draft, note, trade acceptance or other instrument evidencing an obligation to pay any such sum, hold the same in trust for the Secured Party and shall forthwith endorse and transfer any such sums or instruments, or both, to the Secured Party for application to the satisfaction of the Obligations.

6.    Rights and Remedies Upon Default . Upon occurrence of any Event of Default and at any time thereafter, the Secured Party shall have the right to exercise all of the remedies conferred hereunder and under the Debentures, and the Secured Party shall have all the rights and remedies of a secured party under the UCC and/or any other applicable law (including the Uniform Commercial Code of any jurisdiction in which any Intellectual Property is then located). Without limitation, the Secured Party shall have the following rights and powers:

(a)    The Secured Party shall have the right to take possession of the Intellectual Property and, for that purpose, enter, with the aid and assistance of any person, any premises where the Intellectual Property, or any part thereof, is or may be placed and remove the same, and the Company shall assemble the Intellectual Property and make it available to the Secured Party at places which the Secured Party shall reasonably select, whether at the Company’s premises or elsewhere, and make available to the Secured Party, without rent, all of the Company’s respective premises and facilities for the purpose of the Secured Party taking possession of, removing or putting the Intellectual Property in saleable or disposable form.

(b)    The Secured Party shall have the right to operate the business of the Company using the Intellectual Property and shall have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the Intellectual Property, at public or private sale or otherwise, either with or without special conditions or stipulations, for cash or on credit or for future delivery, in such parcel or parcels and at such time or times and at such place or places, and upon such terms and conditions as the Secured Party may deem commercially reasonable, all without (except as shall be required by applicable statute and cannot be waived) advertisement or demand upon or notice to the Company or right of redemption of the Company, which are hereby expressly waived. Upon each such sale, lease, assignment or other transfer of Intellectual Property, the Secured Party may, unless prohibited by applicable law which cannot be waived, purchase all or any part of the Intellectual Property being sold, free from and discharged of all trusts, claims, right of redemption and equities of the Company, which are hereby waived and released.

7.    Applications of Proceeds . The proceeds of any such sale, lease or other disposition of the Intellectual Property hereunder shall be applied first, to the expenses of retaking, holding, storing, processing and preparing for sale, selling, and the like (including, without limitation, any taxes, fees and other costs incurred in connection therewith) of the Intellectual Property, to the reasonable attorneys’ fees and expenses incurred by the Secured Party in enforcing its rights hereunder and in connection with collecting, storing and disposing of the Intellectual Property, and then to satisfaction of the Obligations, and to the payment of any other amounts required by applicable law, after which the Secured Party shall pay to the Company any surplus proceeds. If, upon the sale, license or other disposition of the Intellectual Property, the proceeds thereof are insufficient to pay all amounts to which the Secured Party is legally entitled, the Company will be liable for the deficiency, together with interest thereon, at the rate of 15% per annum (the “ Default Rate”), and the reasonable fees of any attorneys employed by the Secured Party to collect such deficiency. To the extent permitted by applicable law, the Company waives all claims, damages and demands against the Secured Party arising out of the repossession, removal, retention or sale of the Intellectual Property, unless due to the gross negligence or willful misconduct of the Secured Party.

8.    Costs and Expenses. The Company agrees to pay all out-of-pocket fees, costs and expenses incurred in connection with any filing required hereunder, including without limitation, any financing statements, continuation statements, partial releases and/or termination statements related thereto or any expenses of any searches reasonably required by the Secured Party. The Company shall also pay all other claims and charges which in the reasonable opinion of the Secured Party might prejudice, imperil or otherwise affect the Intellectual Property or the Security Interest therein. The Company will also, upon demand, pay to the Secured Party the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which the Secured Party may incur in connection with (i) the enforcement of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Intellectual Property, or (iii) the exercise or enforcement of any of the rights of the Secured Party under the Debentures. Until so paid, any fees payable hereunder shall be added to the principal amount of the Debentures and shall bear interest at the Default Rate.

9.    Responsibility for Intellectual Property . The Company assumes all liabilities and responsibility in connection with all Intellectual Property, and the obligations of the Company hereunder or under the Debentures and the Warrants shall in no way be affected or diminished by reason of the loss, destruction, damage or theft of any of the Intellectual Property or its unavailability for any reason.

10.    Security Interest Absolute . All rights of the Secured Party and all Obligations of the Company hereunder, shall be absolute and unconditional, irrespective of: (a) any lack of validity or enforceability of this Agreement, the Debentures, the Warrants or any agreement entered into in connection with the foregoing, or any portion hereof or thereof; (b) any change in the time, manner or place of payment or performance of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the Debentures, the Warrants or any other agreement entered into in connection with the foregoing; (c) any exchange, release or nonperfection of any of the Intellectual Property, or any release or amendment or waiver of or consent to departure from any other Intellectual Property for, or any guaranty, or any other security, for all or any of the Obligations; (d) any action by the Secured Party to obtain, adjust, settle and cancel in its sole discretion any insurance claims or matters made or arising in connection with the Intellectual Property; or (e) any other circumstance which might otherwise constitute any legal or equitable defense available to the Company, or a discharge of all or any part of the Security Interest granted hereby. Until the Obligations shall have been paid and performed in full, the rights of the Secured Party shall continue even if the Obligations are barred for any reason, including, without limitation, the running of the statute of limitations or bankruptcy. The Company expressly waives presentment, protest, notice of protest, demand, notice of nonpayment and demand for performance. In the event that at any time any transfer of any Intellectual Property or any payment received by the Secured Party hereunder shall be deemed by final order of a court of competent jurisdiction to have been a voidable preference or fraudulent conveyance under the bankruptcy or insolvency laws of the United States, or shall be deemed to be otherwise due to any party other than the Secured Party, then, in any such event, the Company’s obligations hereunder shall survive cancellation of this Agreement, and shall not be discharged or satisfied by any prior payment thereof and/or cancellation of this Agreement, but shall remain a valid and binding obligation enforceable in accordance with the terms and provisions hereof. The Company waives all right to require the Secured Party to proceed against any other person or to apply any Intellectual Property which the Secured Party may hold at any time, or to marshal assets, or to pursue any other remedy. The Company waives any defense arising by reason of the application of the statute of limitations to any obligation secured hereby.

11.    Term of Agreement . This Agreement and the Security Interest shall terminate on the date on which all payments under the Debentures have been made in full and all other Obligations have been paid or discharged. Upon such termination, the Secured Party, at the request and at the expense of the Company, will join in executing any termination statement with respect to any financing statement executed and filed pursuant to this Agreement.

12.    Power of Attorney; Further Assurances .

(a)    The Company authorizes the Secured Party, and does hereby make, constitute and appoint it, and its respective officers, agents, successors or assigns with full power of substitution, as the Company’s true and lawful attorney-in-fact, with power, in its own name or in the name of the Company, to, after the occurrence and during the continuance of an Event of Default, (i) endorse any notes, checks, drafts, money orders, or other instruments of payment (including payments payable under or in respect of any policy of insurance) in respect of the Intellectual Property that may come into possession of the Secured Party; (ii) to sign and endorse any UCC financing statement or any invoice, freight or express bill, bill of lading, storage or warehouse receipts, drafts against debtors, assignments, verifications and notices in connection with accounts, and other documents relating to the Intellectual Property; (iii) to pay or discharge taxes, liens, security interests or other encumbrances at any time levied or placed on or threatened against the Intellectual Property; (iv) to demand, collect, receipt for, compromise, settle and sue for monies due in respect of the Intellectual Property; and (v) generally, to do, at the option of the Secured Party, and at the Company’s expense, at any time, or from time to time, all acts and things which the Secured Party deems necessary to protect, preserve and realize upon the Intellectual Property and the Security Interest granted therein in order to effect the intent of this Agreement, the Debentures and the Warrants, all as fully and effectually as the Company might or could do; and the Company hereby ratifies all that said attorney shall lawfully do or cause to be done by virtue hereof. This power of attorney is coupled with an interest and shall be irrevocable for the term of this Agreement and thereafter as long as any of the Obligations shall be outstanding.

(b)    On a continuing basis, the Company will make, execute, acknowledge, deliver, file and record, as the case may be, in the proper filing and recording places in any jurisdiction, including, without limitation, the jurisdictions indicated on Schedule C , attached hereto, all such instruments, and take all such action as may reasonably be deemed necessary or advisable, or as reasonably requested by the Secured Party, to perfect the Security Interest granted hereunder and otherwise to carry out the intent and purposes of this Agreement, or for assuring and confirming to the Secured Party the grant or perfection of a security interest in all the Intellectual Property.

(c)    The Company hereby irrevocably appoints the Secured Party as the Company’s attorney-in-fact, with full authority in the place and stead of the Company and in the name of the Company, from time to time in the Secured Party’s discretion, to take any action and to execute any instrument which the Secured Party may deem necessary or advisable to accomplish the purposes of this Agreement, including the filing, in its sole discretion, of one or more financing or continuation statements and amendments thereto, relative to any of the Intellectual Property without the signature of the Company where permitted by law.

13.    Notices . All notices, requests, demands and other communications hereunder shall be in writing, with copies to all the other parties hereto, and shall be deemed to have been duly given when (i) if delivered by hand, upon receipt, (ii) if sent by facsimile, upon receipt of proof of sending thereof, (iii) if sent by nationally recognized overnight delivery service (receipt requested), the next business day or (iv) if mailed by first-class registered or certified mail, return receipt requested, postage prepaid, four days after posting in the U.S. mails, in each case if delivered to the following addresses:

If to the Company:	Clickable Enterprises, Inc. 711 South Columbus Avenue Mount Vernon, New York 10550 Attention: President Telephone: (914) 699-5190 E-mail: nick.cirillo@clickableoil.com

With copies to:
Eckert Seamens Cherin & Mellott, LLC
1515 Market Street, 9 th Floor
Philadelphia, Pennsylvania 19102
Attention: Gary A. M iller, Esq.
Telephone: 215-851-8472
Facsimile: 215-851-8383
Email: gmiller@eckertseamens.com

If to the Secured Party:	AJW Partners, LLC AJW Offshore, Ltd. AJW Qualified Partners, LLC 1044 Northern Boulevard Suite 302 Roslyn, New York 11576 Attention: Corey Ribotsky Facsimile: 516-739-7115

With copies to:	Ballard Spahr Andrews & Ingersoll, LLP 1735 Market Street, 51 st Floor Philadelphia, Pennsylvania 19103 Attention: Gerald J. Guarcini, Esquire Facsimile: 215-864-8999

14.    Other Security . To the extent that the Obligations are now or hereafter secured by property other than the Intellectual Property or by the guarantee, endorsement or property of any other person, firm, corporation or other entity, then the Secured Party shall have the right, in its sole discretion, to pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of the Secured Party’s rights and remedies hereunder.

15.    Miscellaneous .

(a)    No course of dealing between the Company and the Secured Party, nor any failure to exercise, nor any delay in exercising, on the part of the Secured Party, any right, power or privilege hereunder or under the Debentures shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

(b)    All of the rights and remedies of the Secured Party with respect to the Intellectual Property, whether established hereby or by the Debentures or by any other agreements, instruments or documents or by law shall be cumulative and may be exercised singly or concurrently.

(c)    This Agreement and the Security Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and is intended to supersede all prior negotiations, understandings and agreements with respect thereto. Except as specifically set forth in this Agreement, no provision of this Agreement may be modified or amended except by a written agreement specifically referring to this Agreement and signed by the parties hereto.

(d)    In the event that any provision of this Agreement is held to be invalid, prohibited or unenforceable in any jurisdiction for any reason, unless such provision is narrowed by judicial construction, this Agreement shall, as to such jurisdiction, be construed as if such invalid, prohibited or unenforceable provision had been more narrowly drawn so as not to be invalid, prohibited or unenforceable. If, notwithstanding the foregoing, any provision of this Agreement is held to be invalid, prohibited or unenforceable in any jurisdiction, such provision, as to such jurisdiction, shall be ineffective to the extent of such invalidity, prohibition or unenforceability without invalidating the remaining portion of such provision or the other provisions of this Agreement and without affecting the validity or enforceability of such provision or the other provisions of this Agreement in any other jurisdiction.

(e)    No waiver of any breach or default or any right under this Agreement shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default or right, whether of the same or similar nature or otherwise.

(f)    This Agreement shall be binding upon and inure to the benefit of each party hereto and its successors and assigns.

(g)    Each party shall take such further action and execute and deliver such further documents as may be necessary or appropriate in order to carry out the provisions and purposes of this Agreement.

(h)    This Agreement shall be construed in accordance with the laws of the State of New York, except to the extent the validity, perfection or enforcement of a security interest hereunder in respect of any particular Intellectual Property which are governed by a jurisdiction other than the State of New York in which case such law shall govern. Each of the parties hereto irrevocably submit to the exclusive jurisdiction of any New York State or United States Federal court sitting in Manhattan county over any action or proceeding arising out of or relating to this Agreement, and the parties hereto hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. The parties hereto agree that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The parties hereto further waive any objection to venue in the State of New York and any objection to an action or proceeding in the State of New York on the basis of forum non conveniens.

(i)    EACH PARTY HERETO HEREBY AGREES TO WAIVE ITS RESPECTIVE RIGHTS TO A JURY TRAIL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY DISPUTES THAT MAY BE FILED IN ANY COURT AND THAT RELATE TO THE SUBJECT MATER OF THIS AGREEMENT, INCLUDING WITHOUT LIMITATION CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS. EACH PARTY HERETO ACKNOWLEDGES THAT THIS WAIVER IS A MATERIAL INDUCEMENT FOR EACH PARTY TO ENTER INTO A BUSINESS RELATIONSHIP, THAT EACH PARTY HAS ALREADY RELIED ON THIS WAIVER IN ENTERING INTO THIS AGREEMENT AND THAT EACH PARTY WILL CONTINUE TO RELY ON THIS WAIVER IN THEIR RELATED FUTURE DEALINGS. EACH PARTY FURTHER WARRANTS AND REPRESENTS THAT IT HAS REVIEWED THIS WAIVER WITH ITS LEGAL COUNSEL, AND THAT SUCH PARTY HAS KNOWINGLY AND VOLUNTARILY WAIVES ITS RIGHTS TO A JURY TRIAL FOLLOWING SUCH CONSULTATION. THIS WAIVER IS IRREVOCABLE, MEANING THAT, NOTWITHSTANDING ANYTHING HEREIN TO THE CONTRARY, IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS AND SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT. IN THE EVENT OF A LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

(j)    This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the day and year first above written.

CLICKABLE ENTERPRISES, INC.

By:
Nicholas Cirillo President

AJW PARTNERS, LLC By: SMS Group, LLC

By:
Corey S. Ribotsky Manager

AJW OFFSHORE, LTD. By: First Street Manager II, LLC

By:
Corey S. Ribotsky Manager

AJW QUALIFIED PARTNERS, LLC By: AJW Manager, LLC

By:
Corey S. Ribotsky Manager

SCHEDULE A

Principal Place of Business of the Company:

Locations Where Intellectual Property is Located or Stored:

List of Subsidiaries of the Company:

SCHEDULE B

A.	Licenses, Patents and Patent Licenses

	Patent	Application or Registration No.	Country	Registration or Filing Date

B.	Trademarks and Trademark Licenses

	Trademark	Application or Registration No.	Country	Registration or Filing Date

C.	Copyrights and Copyright Licenses

	Name	Application or Registration No.	Country	Registration or Filing Date

D.	Trade Secrets and Trade Secret Licenses

	Name	Application or Registration No.	Country	Registration or Filing Date

SCHEDULE C

Jurisdictions :

AGREEMENT made the day of September, 2005 by and between PATSY RUBBINO, JR. of 60 Harwood Avenue, White Plains, New York 10603 (hereinafter referred to as the "Seller") and CLICKABLEOIL.COM, INC., a New York Corporation with offices at 711 South Columbus Avenue Mt. Vernon, New York 10550 (hereinafter referred to as the "Purchaser").

1.0 Recitals This agreement is entered into with reference to the following facts:

1.1 Seller is engaged, in part, in the business of distributing #2 fuel oil in the State of New York, County of Westchester_

1.2 Purchaser desires to purchase certain assets of Seller used by Seller in connection with its fuel oil business in the County of Westchester and Seller has agreed to sell such assets as provided herein.

2.0. Sale and Purchase

2.1 On the terms and subject to the provisions contained herein, Seller agrees to sell to Purchaser and Purchaser agrees to purchase from Sel1er at closing, the following:

(a) Customer Information of the Seller comprising a schedule of all retail customers of the Seller who purchase #2 fuel oil. Said information shall include all customer lists and customer data, and sales and promotional material and other sales related material relating to, or used in connection with the sale of#2 fuel oil, including, without limitation, contact information for all customers and pricing information (hereinafter referred to as the Customer Information); which list is annexed hereto as "Exhibit A".

(b) Customer Contracts Those Outstanding delivery, sale and service agreements and purchase orders between Seller or Gedney Fuel Corp. and its customers as described in and attached hereto as "Exhibit B". Seller has, at the date hereof, no less than ____________________ customers who are signatories to Seller's standard service contract.

(c) Name. The exclusive right to use the name Gedney Fuel in connection with the operation of the Business. Seller and Gedney Fuel Corp. shall cease use of the name Gedney Fuel.

(d) Telephone Number An phone numbers ofSe1ler used in connection with the delivery and sale of#2 fuel oil, specifically 914-422-0064 will be forwarded to Clickableoil.com, Inc. by Verizon for the following fees to be paid by Purchaser. A one time fee of twenty-five dollars ($25.00) and a monthly service fee of twenty dollars and twenty-five cents ($20.25). The Purchaser will also be charged by Verizon for every incoming call; local or long distance charges will apply.

2.2 The Purchase Price for the customer list for customers contained in Schedule A herein is a fixed Two-Hundred and Fourteen Thousand Dollars (214,000.00) and a retainage payment as set forth below.

2.3 The Purchase Price as set forth in Paragraph 2.2 is payable as follows:

(a) The sum of Seventy Thousand ($70,000.00) Dollars by bank or certified check, payable to the order of the Seller on the date of closing.

(b) The balance of One Hundred Forty Four Thousand DoJ1ars ($144,000.00) to be paid by Purchaser to Seller, in Thirty Six (36) equal monthly installments of Four Thousand Dollars ($4,000.00) commencing one (1) month from the date of dosing and monthly thereafter, for thirty-five (35) months.

(c) Retainage Adjustment is set forth as follows: Clickableoil.com, Inc. will pay quarterly for the first two years for retainage of gal10ns on the following fee schedule commencing December 31, 2005, and for seven (7) quarters thereafter:

Over 350,000 gallons $.125 I gallon 325,000 - 349,999 gallons $.09/ gallon 300,000 - 324,999 gallons $.07 / gallon 275,000 - 299,999 gallons $.04 /gallon 250,000 - 274,999 gallons $.01/ gallon 249,999 and below $0.00 / gallon

(d) Quarterly payments will be based on an assumed $.1 25/gallon. At the end of each of the first two years Clickableoi1.com, Inc. will reconcile gallonage sold to said customers and based on the above fee schedule will reduce if necessary, the following years fixed monthly payments accordingly, as referenced to in 2.3 (b) above.

(e) Purchaser wil1 make only one annual payment for the third year's retainage at the end of the third year. (the contract year ending September 30, 2008) as per the above fee schedule.

3.0 Representations and Warranties of Seller Seller warrants and represents Purchaser that each of the following representations will be true and correct on the closing date and said representations and warranties shall survive the closing.

3.1 Seller has full power and authority to own, lease, and operate its properties and to carry on its business as now being conducted.

3.2 Seller has all requisite authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the transactions contemplated hereby will not, with or without the giving of notice and/or the passage of time, violate any provision of law applicable to Seller or conflict with result in the breach of termination of any provisions of, constitute a default under, or result in the creation of lien, charge, or encumbrance upon any of the assets of Seller pursuant to any corporate charter, by-laws, indenture, or other agreement or instrument to which Seller is a part or by which Seller, or its assets or properties, is or may be bound. The Seller is not required to file any reports with the Securities and Exchange Commission nor have any reports ever been filed.

3.3 Seller is the owner of and has good marketable title to the Customer Information and the other assets described in Section 2.1 and at closing, will transfer such title free and clear of any liens and encumbrances and claims on third parties and has unrestrictive power, to sell, convey, assign, transfer, and deliver the Customer Information to Purchaser. Seller has not made any prior sale of or granted any licenses or other rights with respect to the Customer Information and the other assets described in Section 2.1.

3.4 With respect to the customers as hereinabove defined:

(i) Seller has given no discounts from amounts billed except to those accounts as contained in "Exhibit C".

(ii) Seller represents there are no fixed price contracts except to those accounts designated as a fixed price on "Exhibit B".

(iii) All sales taxes have been paid and those not yet due, will be paid by Seller when due.

(iv) Seller bas no actual or constructive notice that any customer has ceased doing business with Seller.

3.5 To the best of Seller's knowledge, no litigation, proceeding, or governmental investigation is pending or threatened against or re1ating to Seller, its assets or its business or the transaction contemplated by this Agreement. To the best of Seller's knowledge, no investigation or litigation is pending or threatened by any federal, state, or city agency.

3.6 No representation or warranty by Seller contained in this Agreement, nor any statement in writing, certificate, list, statement or other instrument or document furnished to or to be furnished pursuant hereto, contains or will contain any untrue statement or omits to state a fact necessary in order to make the statements and information contained Therein not misleading.

3.7 Seller shall not disclose and shall retain as confidential and secret, the identity of the customers of Seller and their addresses.

3.8 Indemnification Seller agrees to indemnify and hold Purchaser harmless against any liability, loss or expenses incurred or sustained by Purchaser as a result of or attributable to any breach of any representation, warranty or obligation of Seller contained in this Agreement or in any document delivered to Purchaser pursuant hereto, against any liability, loss or expense that would not have been incurred or sustained by Purchaser if Seller's representations and warranties had been true and correct and if Seller's obligations herein had been performed according to the terms of this Agreement, and against any liability or obligation of, or claim, or cause of action (asserted or threatened to be asserted) against Seller (or its officers, directors, or associates) not specifically assumed by Purchaser.

(a) Seller further agrees to indemnify and hold Purchaser harmless against any debt. obligation or liability of Sel1er and Gedney Fuel Corp. and any debt, obligation or liability relating to or arising from the operation of Seller's or Gedney Fuel Corp's. business or ownership of the purchased assets prior to the Closing Date, except for liabilities explicitly assumed in the Agreement.

(b) Seller further agrees to indemnify and hold purchaser harmless against any damages caused by use of customer information by Seller's son and or Seller's wife.

3.9 Purchaser agrees to indemnify and hold Seller harmless against any. liability or loss incurred by Seller as a result of work performed to Seller's accounts by Purchaser after the closing date in the event Seller is joined in a lawsuit for work performed by Purchaser.

(a) Purchaser does not and will not assume any debt, obligation or liability of Seller other than those specifically enumerated in the Agreement.

4.0 Representation and \Warranties of Purchaser. Purchaser warrants and represents to Seller as follows:

4.1 Purchaser is a corporation validly existing and in good standing under the laws of the State of New York as set forth above and has full power and authority to own, lease, and operate its properties and to caI1)' on its business as now being conducted.

4.2 Purchaser has all requisite authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the transactions contemplated hereby will not, without the giving of notice and/or the passage of time, violate any provision of law applicable to Purchaser or conflict with, result in the breach. or termination of any provisions of, constitute a default under, or result in the creation of lien, charge or encumbrance upon any of the assets of Purchaser pursuant or any corporate charter, by-laws, indenture or other agreement or instrument to which it is a party or by which it or its assets or properties is or may be bound.

5.0 Conditions Precedent to Obli2ations of the Parties

5.1 All of the representations and warranties of Purchaser shall be true and correct in all respects at the closing as if made at and as of the closing.

5.2 All of the representations and warranties of Seller shall be true in all respects at the closing as if made at and as of the closing.

6.0 Deliveries of Seller at Closing At closing, Seller shall deliver or cause to be delivered to Purchaser the following:

6.1 A bill of sale covering the Customer Information and an assignment of service contracts, all in form satisfactory to counsel for Purchaser.

6.2 The following documentation: Customer Information, as hereinabove set forth.; Customer Information from Seller to calculate degree days.

7.0 The Closing

7.1 The closing hereunder ("Closing") shall take place at 2:00 P.M. at 711 South Columbus Avenue, Mt. Vernon, New York 10550 on September_, 2005 or such date as may be agreed upon by the parties.

7.2 At the closing, the service contracts shall be assumed by Purchaser, installation warranties and credit balances shall be adjusted on a pro rata. basis.

8.0 Termination of Agreement. This agreement may be terminated and the obligations to consummate this transaction canceled at any time prior to closing as follows:

8.1 By either party, if there has been material or purposeful misstatement or omission in a representation or a breach in any warranty on the part of the other party. This remedy shall not be exclusive and shall be in addition to all remedies otherwise available at law.

9.0 Seller's Accounts Receivable

9.1 In furtherance of the provisions of this Agreement, the parties acknowledge, one to the other, that the accounts receivable of the Seller are the property of the Seller and it is agreed by and between the respective parties hereto as follows:

(a) That the said accounts are not included in the sale;

(b) The Seller agrees to allow the Purchaser to set up an account Doing Business As (DBA) Gedney Fuel Corporation for the duration of the contract, to facilitate the collections of Sellers accounts receivable and any future payments from said Customer Information that may be paid in the name of Gedney Fuel Corporation.

(c) Seller further agrees to allow the use of the name Gedney Fuel Corporation for the duration of the contract. It is further understood by both parties that said usage shall be solely for the purpose of the sale or distribution of# 2 fuel oil.

(d) That the Seller will Dot, directly or indirectly, make or cause to make claim or demand upon or institute any action against any account receivable that may be due and payable to the Sel1er as of the date of closing unless it shall be with the prior written consent of the Purchaser or as authorized pursuant to this Agreement or is an account receivable in excess of 120 days;

(e) If any account receivable of the Seller, which is not an account receivable of the Purchaser, shall forward monies to the Purchaser on account of an indebtedness due Seller and there shall not be any indebtedness due from said customer to the Purchaser, the Purchaser will, with due diligence and reasonable dispatch, forward same to the Seller or said creditor as the case may require within 15 days after receipt thereof;

(f) If an account receivable of the Seller shall also be an account receivable of the Purchaser, it is agree~ by and between the parties, that the Purchaser will collect, on behalf of the Seller, the account receivable and same shall be paid out on a first in, first out basis provided said account receivable is within credit terms of 30 days nom the date of sale and as to those accounts, payment shall be made on a first in, first out basis. In the event an account receivable exceeds credit terms of 30 days from the date of sale, Purchaser shall not be obligated to collect from said account receivable and shall commence doing business, if it so desires, by opening the account on its book with "zero balance". AU collections made from accounts receivable in excess of 30 days, shall be collected by the Purchaser on behalf of the Seller and shall be paid out on a last in/first out basis.

(g) In the event payment is made by the account in excess of the amount of the delivery made by the Purchaser, Purchaser shall enter and include in its billing cycle to the customer, the amount owed by the customer to the Seller;

(h) Purchaser if it commences business with an account in excess of 30 days, shall open on its ledger a "zero balance" but shall enter and include in its billing cycle to the customer, the amount owed by the customer to the Seller;

(i) Purchaser shall account for and remit to Seller, the funds received from the accounts receivable of the Seller within 10 days after the end of the month wherein col1ection from the account was made;

(j) If an account pays any sum to Seller directly, the Seller shall turn over said sum to the Purchaser who shall credit the amount on the ledger of the account making payment and remit to Seller in accordance with the terms of this paragraph;

(k) Any payment received from the Purchaser from an account which is not an active account of the Purchaser, shall be remitted directly to the Seller.

(l) Seller, its accountant or duly authorized representative, is granted the privilege to examine the books and records of the Purchaser having reference to the collection from the accounts receivable of the Seller not included in the sale and for which Purchaser is acting as agent for collection. The verification is to occur during normal business hours at Purchaser's place of business and upon notice to Purchaser.

10.0 Indemnification

10.1 Purchaser does not assume or agree to assume and shall not acquire or take over any liability or obligation of any kind or nature of Seller, direct, contingence, or otherwise.

10.2 Purchaser hereby agrees, subject to the remainder of this section 10.2, to assume and to discharge Seller's obligations under Seller's customer service contracts listed on Exhibit B hereto, all of which are in the form included with Exhibit B or other form containing this same substantive terms (the "Assumed Obligations"). The Assumed Obligations shall be limited to Seller's obligations to provide service and parts during the current term of a contract, and honoring any express \written warranty for replacement or repair of work previously done by Seller. Seller does not assume and in no event is responsible for any other claims by cU5tomers, including, without limitation, claims for damage or injury to persons or property or claims for incidental or consequential damages.

10.3 Seller agrees to indemnify and hold Purchaser harmless from and against any and all claims, demands, actions, obligations and liabilities arising out of or relating to (i) sales tax obligations of Seller, (ii) Purchaser shall be liable for sales tax, if any, applicable to the purchase of the customer lists and assets of Seller.

11.0 Notices All notices, requests and other communications shall be in writing and shall be deemed to have been fully delivered if delivered personally or mailed by certified mail, return receipt requested to the parties at their above address or such other address as a party may be designated in the manner provided herein for giving notices.

12.0 Operations Pending Closing On and after the date hereof and until the Closing, the business of Seller shall be conducted in accordance with the following procedures:

12.1 Seller shall conduct its business in the regular and ordinary course and shall use its best efforts to preserve for Purchaser, the existing relationships of customers, others having business relations with Seller and to maintain its competitive position. In particular, but not in limitation of the foregoing, Seller shall continue its normal every day delivery schedule and shall not deliver fuel oil to customers prior to the time it normally delivers pursuant to such schedule. Seller will not disclose the names of any customers to any person or entity.

12.2 (a) During this period, Purchaser and its representatives may, at reasonable "times, continue to make such investigations to retain fuel oil business of Seller and other matters relating to the representations and warranties of Seller as Purchaser deems necessary or advisable to familiarize itself with such business and other matters relating thereto and to verify the accuracy of such representations and warranties. Purchaser agrees that should the closing not occur, for whatever reason, it will keep confidential and not divulge to third persons or use in any competitive endeavor any of the information received from Seller hereunder.

(b) Seller agrees that any inquiry or investigation made by Purchaser pursuant to this Agreement shall not, in any way, affect or lessen the representations and warranties made by it in this Agreement or their survival of the closing.

13.0 Seller shall at dosing, with the execution hereof, assign, set over and transfer to Purchaser (at Purchaser's option), the right to the telephone number 914-422-0064 and shall execute, on demand and without any charge therefore, any documents required by Verizon and/or AT&T to effectuate such assignment.

13.1 If Se]1er's telephone number shall not be assigned and fully operational at Purchaser's premises prior to the closing, then until such telephone number is fully operational at Purchaser's premises (but no later than September , 2005) Seller shall afford to Purchaser access to Seller's present telephone at Purchaser' 5 expense on 24 hours a day. 7 days per week schedule.

13.2 Seller shall, on the date of closing, make available and deliver to Purchaser, or its representatives, an of Seller's computer programs relating to customers.

14.0 Additional Agreement

14.1 After closing, Seller and Purchaser agree to facilitate the transfer of the customers to Purchaser by referring all calls from the customers to Purchaser at the telephone number assigned to Purchaser pursuant to Section 1 hereof or such other telephone numbers as may be designated by Purchaser; signing and sending to the customers (at Purchaser's expense) such letters or other communications as Purchaser may reasonably request; and will otherwise cooperate with Purchaser, in a reasonable manner, to facilitate the transfer of the customers' patronage to the Purchaser.

14.2 At closing, Seller shall appoint Purchaser the agent of Seller to endorse and deposit in Purchaser's account, all checks payable to the order of Seller received from a customer relating to Seller's accounts receivable to be collected by Purchaser as provided in Section 9.

14.3 Purchaser agrees to notify Seller of a claim or cause of action (asserted or threatened to be asserted) against Seller of which Purchaser obtains knowledge after c1osing.

15.0 Restrictive Covenants

15.1 Seller and Seller's wife Margaret Rubbino agree that for a period of five (5) years from the date of closing, they will not, individually or collectively or as a member of a corporation, joint venture or association~ sell or distribute #2 fuel oil in the County of Westchester.

16.0 Miscellaneous

16.1 The parties, each to the other, agree that Seller will be available between 9:00 A.M. and 5:00 P.M. Monday through Friday through December 2005 for customer inquiries and/or collections. Seller further agrees to be available via telephone for the duration of the contract. Seller agrees to preserve for the Purchaser the existing relationships of Customers, and others having business relationships with Seller in order to maintain its competitive position.

16.2 The parties, each to the other, acknowledge that no representations on warranties of any kind have been made by the other, except as expressly set forth herein. This Agreement constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements (except those contemplated hereunder), understandings, negotiations and discussions, whether oral or written, of the parties, and there are no warranties, representations, or agreements among the parties in connection with the subject matter hereof, except as set forth or referred to herein. No supplement, modification or waiver or termination of this Agreement or any revision hereof shall be binding unless executed in writing by the parties to be bound thereby. AU representations and warranties made herein shall survive the closing.

16.3 This Agreement is being delivered and is intended to be performed in the State of New York and shall be constructed and enforced in accordance with the laws of the State of New York.

16.4 The parties hereto agree that they will, from time to time, execute and deliver any and all additional and supplemental instruments and do such other acts and things which may be necessary or desirable to effect the purposes of this Agreement and the consummation of the transaction contemplated by hereby.

16.5 Waiver by any of parties hereto of any breach of, or exercise of any right under this Agreement, shall not be deemed a waiver of similar or other breaches or rights. The failure of a party to take action by reason of any such breach, or to exercise any such right, shall not deprive such party the right to take action at any time while such breach or condition giving rise to such right continues.

16.6 Captions and section headings used herein are for convenience on land are not a part of the right to take action at any time while such breach or condition giving rise to such right continues.

16.7 All of the terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective transferees, successors and assigns.

16.8 Each of the parties represents and warrants that it had dealt with no broker or finder in connection with this transaction.

16.9 If any provision of this Agreement is held to be invalid or unenforceable7 such provision shall be deemed to be severable and shall not invalidate or make unenforceable any other provision of this Agreement.

IN WITNESS WHEREOF, the parties hereto have set their hands and seals the day and year above first written.

PATSY RUBBINO, Jr.

By:	/s/ Patsy Rubbino, Jr.

CLICKABLEOIL.COM, INC.

By:	/s/ Guy Pipolo

By:	/s/ Paul Kaufman

Gedney Fuel Corp. hereby disclaims in favor of Purchaser any interest in any of the purchased assets set forth in Section 2 of the foregoing Agreement.

Gedney Fuel Corp.

By:	/s/ Patsy Rubbino, Jr.
President

ASSET PURCHASE AGREEMENT

THIS ASSET PURCHASE AGREEMENT (“ Agreement”) is made this ____ day of July, 2005, by and between Clickableoil.com, Inc. (the “ Buyer”) and Allamuchy Transport, Inc. (“ Seller”).

WITNESSETH:

WHEREAS, Seller is engaged in the business of selling and delivering No. 2 fuel oil to retail customers and providing services to such customers’ heating systems (" Business "); and

WHEREAS, Buyer desires to purchase from Seller, and Seller desires to sell to Buyer, certain of Seller's assets used in the Business upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties agree as follows:

1.              BASIC TRANSACTION .

1.1.   Purchase and Sale of Assets . Subject to the terms and conditions hereinafter set forth, Seller agrees to sell, assign, transfer and convey to Buyer, and Buyer agrees to purchase from Seller, on the Closing Date (as hereafter defined), all of the right, title and interest of Seller in the following assets related to the Business (collectively, the “ Assets”) free and clear of any liabilities, obligations, adverse claims, security interests, liens and encumbrances except as explicitly permitted herein:

            (a)     Customer Contracts . Those outstanding delivery, sale and service agreements and purchase orders between Seller and its customers as described in and attached hereto as Schedule 1.1(a) , if any. Seller and Buyer shall execute an Assignment and Assumption Agreement for the Customer Contracts in substantially the same form and content as Exhibit 1.1(a) .

        (b)   Customer Information . All customer lists and customer data, and sales and promotional material and other sales-related material relating to, or used in connection with the operation of, the Business, including, without limitation, contact information for all customers and pricing information (collectively, the “ Customer Information”);

(c)    Name.  The exclusive right to use the name Allamuchy Oil or variations thereof in connection with the operation of the Business. Seller shall cease use of the name Allamuchy Oil, and shall not use any similar name except that it may use “Allamuchy Fuel” or “Allamuchy Transport” with respect to its diesel fuel business. Seller cancel all registered fictitious names containing the term Allamuchy Oil.

(d)    Phone Number . All phone and fax numbers of Seller used in connection with the Business, including the number 866-645-6261. For a period of two years after Closing, Buyer shall refer to Seller, by giving the caller a new phone number supplied by Seller, all calls requesting diesel fuel sales or service received through one of Seller’s former phone numbers. After two years, Buyer may continue to refer such calls for diesel, and shall receive the fees specified in Section 5.5 of this Agreement for such referrals.

1.2.   No Assumption of Liabilities . Buyer is acquiring the Assets hereunder without any assumption of Seller's debts, obligations, liabilities, accounts payable, or commitments of Seller, whether accrued now or hereafter, whether fixed or contingent, or whether known or unknown, except as explicitly provided in this Section 1.2. Seller will deliver products and provide services under the Customer Contracts on or after the Closing Date pursuant to the terms and conditions of the Transport Agreement to be entered into between the parties at Closing. Notwithstanding the foregoing, Buyer will respond to all customer complaints without question as to the time period in which the complaint arose, provided that Buyer will not assume any liability due to defective service or delivery caused by Seller or spillage caused by Seller, and Buyer will not honor any commitments by Seller to provide service, repair or remedy, except at Buyer’s customary charges.

1.3. Excluded Assets . Buyer is not acquiring any assets of Seller except for those described in this Agreement. Without limiting the generality of the foregoing sentence, Buyer is not acquiring the customer information, customer contracts, goodwill and other assets related solely to the Seller’s diesel fuel business. In addition, Seller may continue selling No. 2 fuel oil to the customers listed on Schedule 1.3 hereof, provided such customers are on the date hereof also customers of Seller’s diesel oil business and Seller discontinues using the name Allamuchy Oil with such customers.

2.              PURCHASE PRICE.

2.1.   Price . The purchase price for the Assets shall be as follows (collectively, the "Purchase Price"):

(a)    Payment at Closing . Buyer shall pay Seller the amount of $156,000 (fixed price) by wire transfer or certified check on the Closing Date. The fixed price will be reduced by the purchase price of any No. 2 fuel oil prepaid to Seller but not delivered as of Closing. In addition, at Closing the fixed price will be reduced by the then outstanding amount of the credit previously provided to Seller by Buyer. On the date of this Agreement, such amount was approximately $24,000. The Buyer and Seller shall mutually agree upon the outstanding amount at Closing.

(b)   Deferred Payment . Buyer shall pay an amount equal to (i) $.30 multiplied by the number of gallons of fuel oil sold to Seller’s customers in the period beginning one day after the Closing Date and ending on the first anniversary of the Closing Date, less (ii) $156,000. This amount shall be paid within fifteen (15) days after the first anniversary of the Closing Date. Payment will be accompanied by a statement showing calculation of the payment certified by the Chief Financial Officer, or equivalent officer, of Buyer. No payment shall be made if the amount calculated in clause (i) does not exceed $156,000. In the event that any undisputed or otherwise definitively proven amount of the deferred purchase price in excess of $2,500 is not paid within ten (10) days after demand by Seller, Seller, upon 30 days’ notice to Buyer, in addition to any and all other remedies available at law or in equity, shall be entitled to use the name Allamuchy Oil and Buyer shall cease use of the name Allamuchy Oil.

      (c)      Assumption and Performance . On the Closing Date, Buyer shall assume and accept assignment of the Customer Contracts listed on Schedule 1.1(a) and shall use its commercially reasonable efforts to timely and diligently perform all of its duties and obligations thereunder arising after the Closing Date. The obligations and liabilities assumed by Buyer under customer contracts shall be subject to the provisions of Section 1.2.

      2.2.   The Closing . Subject to fulfillment of the conditions set forth in Section 6 of this Agreement, the closing of the transaction contemplated herein (" Closing ") shall be held at the offices of Buyer on July 18, 2005, or at such other place or such later date as the parties hereto may mutually establish (" Closing Date ").

2.3.   Transactions at Closing . At the Closing, the following transactions shall occur, all of which shall be deemed to occur simultaneously:

(a)    Seller shall deliver or cause to be delivered to Buyer, each in form reasonably satisfactory to Buyer and its counsel:

(i)	A bill of sale (“ Bill of Sale”) conveying and transferring to Buyer the Assets, in the form attached hereto as Exhibit A ;

(ii)	An Assignment and Assumption of Contracts in the form attached hereto as Exhibit B ;

(iii)
A Certificate of Good Standing with respect to Seller from the state of Seller’s incorporation, and in not incorporated in New Jersey, a Certificate of Good Standing as a foreign corporation in New Jersey.;

(iv)	A copy of the resolutions of the directors of Seller authorizing the execution, delivery and performance of this Agreement and the transactions contemplated herein;

(v)	A copy of the consent of the sole shareholder of Seller authorizing the execution, delivery and performance of this Agreement and the transactions contemplated herein;

(vi)	Such other documents as may be reasonably requested by Buyer or Buyer’s attorney in order to complete the transactions contemplated by this Agreement; and

(vi)	The Buyer’s standard Transport Agreement, on the terms referenced in Section 5.4 of this Agreement.

(b)    Buyer shall deliver or cause to be delivered to Seller each in form reasonably satisfactory to Seller and its counsel:

(i)	The portion or the Purchase Price payable at Closing, as set forth in Section 2.1(a) of this Agreement;

(ii)	A copy of the resolutions of the directors of Buyer authorizing the execution, delivery and performance of this Agreement and the transactions contemplated herein;

(iv)	The Assignment and Assumption of Contracts;

(v)	Such other documents as may be reasonably requested by Seller or Seller’s attorney in order to complete the transactions contemplated by this Agreement; and

vi)	The Buyer’s standard Transport Agreement, on the terms referenced in Section 5.4 of this Agreement.

3.              REPRESENTATIONS AND WARRANTIES OF SELLER . To induce Buyer to enter into this Agreement and perform its obligations hereunder, Seller represents and warrants to Buyer as follows:

3.1.   Organization and Standing . Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey.

      3.2.   Authorization of Transaction. Seller has full power and authority (including corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. The board of directors and shareholders of Seller have duly authorized the execution, delivery, and performance of this Agreement by Seller. This Agreement, constitutes a valid and legally binding obligation of Seller, enforceable in accordance with its terms.

3.3.   Title to Assets; Encumbrances . Seller has good and marketable title to each and all of the Assets, free and clear of any liabilities, obligations, adverse claims, security interests, liens and encumbrances (collectively, " Claims "), other than Claims set forth on Schedule 3.3 hereof. All of the Claims set forth on Schedule 3.3 shall be satisfied at Closing or the claimants shall provide releases or other written assurances reasonably acceptable to Buyer that neither the Buyer nor the Assets shall be subject to such claims, in a form and manner reasonably acceptable to Buyer. Seller will convey to Buyer at the Closing good and marketable title to all the Assets, free and clear of Claims of any third party.

3.4.   Customer Contracts . Seller has no written or oral agreement with any customer regarding the sale of No. 2 fuel oil or related service except as set forth on Schedule 3.4. Schedule 3.4 also contains a schedule of any No. 2 fuel oil which has been paid for by a Customer but has not been delivered and will not be delivered before Closing. No Material Customers (defined in the next sentence) have notified Seller within the past 120 days of their intent to cease to do business with Seller. “Material Customers” means customers whose No. 2 fuel purchases since January 1, 2004 represent 10% or more of Seller’ total No. 2 fuel sales during that period, as measured in gallons.

3.5.   Brokers or Finders. Seller has not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other like payment in connection with this Agreement.

      3.6. No Material Adverse Changes . Except as disclosed by Seller to Buyer in writing, since September 30, 2004 as there has been no material adverse change in Seller’s financial condition or its seasonal fuel sales.

3.7. Customer Relations . Seller has not in the past three months received materially more customer complaints regarding its No. 2 fuel oil business or related services, on a percentage of customers basis, than its average historical amount of customer complaints.

3.8. Representations Regarding Sales. The written sales information provided by Seller to Buyer attached hereto as Schedule 3.8 is true and correct in all material respects. Since the date of the information provided on Schedule 3.8, there has been no material reduction in periodic sales by gallon in comparable periods.

3.9. Taxes . Except as set forth on Schedule 3.9, Seller has paid all taxes which may be imposed on it related to its income, operations, existence, sales, assets, employees and otherwise which have become due before the date hereof, including without limitation all sales and other taxes collected from customers for the benefit of taxing authorities. Except as set forth on Schedule 3.9, Seller has properly withheld or collected and paid over to the appropriate authorities all taxes and other charges it is required to withhold or collect from customers or employees. As to taxes which are not yet due, Seller agrees to pay such taxes on or before the due date. Except as set forth on Schedule 3.9, Seller has timely and properly filed all tax returns of any type during the previous five years. All matters disclosed on Schedule 3.9 will be satisfied or remedied, or Buyer shall have been provided reasonably acceptable releases or other written assurances that neither Buyer nor the Assets will be subject to any such matters, on or before Closing.

3.10.   Legal Proceedings . Except as set forth on Schedule 3.10, there are no (and, during the five years preceding the date hereof, there have not been any) actions, suits, proceedings, orders or investigations pending or, to the knowledge of Seller, threatened against or affecting the Seller, the Assets or the Business at law or in equity, or before any arbitrator, or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, and there is no reasonable basis known to Seller for any of the foregoing. Except as set forth on Schedule 3.10, Seller is not subject to or bound by any outstanding orders, judgments or decrees of any court or governmental entity with respect to the Business or Assets.

3.11.   Environmental and Permit Matters . To the knowledge of Seller, Seller is in compliance in all material respects with all federal, state, and local statutes, ordinances, guides having the effect of law, rules and regulations, all court orders and decrees and arbitration awards, which pertain to environmental matters or contamination of any type whatsoever (“Environmental Laws”). A description of any outstanding notice, citation, inquiry or complaint which Seller has received of any alleged violation of any Environmental Law or permit relating to the Business or the Assets known to Seller has been provided to Buyer in writing. (As used in the preceding sentence, the term “outstanding” refers to any notice, citation, inquiry or complaint that pertains to a matter that has not been corrected or otherwise resolved.) Seller possesses all permits of any type which are currently required for the operation of the Business, and to Seller’s knowledge is in compliance in all material respects with the provisions of all such permits. Other than spill or leaks occurring in the ordinary course of business which have been resolved, there has been no generation, storage, disposal, treatment or transportation of any Hazardous Materials (as herein defined) by Seller, or to Seller’s knowledge on behalf of Seller in violation of, or which could give rise to any liability or obligation of Seller under, any Environmental Laws.

4.              REPRESENTATIONS AND WARRANTIES OF BUYER. To induce Seller to enter into this Agreement and perform its obligations hereunder, Buyer represents and warrants to Seller as follows:

4.1.   Organization and Standing . Buyer is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation.

      4.2.   Authorization of Transaction. Buyer has full power and authority (including corporate power and authority, if applicable) to execute and deliver this Agreement and to perform its` obligations hereunder. The board of directors has, to the extent required, duly authorized the execution, delivery, and performance of this Agreement by Buyer. This Agreement, constitutes a valid and legally binding obligation of Buyer and Seller, enforceable in accordance with its terms.

4.5.   Brokers or Finders. Buyer has not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other like payment in connection with this Agreement.

5.               POST-CLOSING COVENANTS.

      5.1.   Non-Competition.

      (a)      For a period commencing on the Closing Date and concluding on the seventh anniversary of the Closing Date,(" Post-Closing Period "), Seller and Chris Pillitteri agree that none of Seller nor Chris Pillitteri will, in the Territory (as defined below), (i) directly or indirectly engage in or have a financial interest in, as an owner, partner, member, stockholder, officer, director, manager, employee, agent, contractor, consultant or otherwise, or provide any services to, any Competing Business, (ii) solicit, divert or appropriate or attempt to solicit, divert or appropriate, directly or indirectly, for or on behalf of itself or any other person, any business relating to the Business from any person who is at the time of the solicitation, or has at any time within five (5) years prior to the date of such action been, a customer or supplier of the Business; or (iii) solicit or attempt to solicit for hire any person who is an employee of Buyer. “ Competing Business” means the retail sale of No. 2 fuel oil or any services related thereto. “ Territory” means the area within a 75 mile radius of the Seller’s primary office on the date of this Agreement. Notwithstanding the foregoing, Seller may continue to sell No. 2 fuel oil to the customers listed on Schedule 1.3 hereto, under the conditions set forth in Section 1.3.

(b)     If the final judgment of a court of competent jurisdiction declares that any term or provision of this Section is invalid or unenforceable, the parties agree that the court making the determination of invalidity or unenforceability shall have the power to reduce the scope, duration, or area, to delete specific words or phrases, or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified.

5.2.   Audit Rights. Seller shall have the right to examine the sales records of Buyer as the same relate to the calculation of the payment due under paragraph 2.1(b), in order to verify the number of gallons sold to Seller’s customers. If an audit reveals a deficiency in an amount paid to Seller, Buyer shall pay such deficiencies to Seller within ten (10) calendar days notice thereof (a “ Notice”). If the aggregate deficiencies in payment found by such examination exceeds 3% of the reported sales in excess of 520,000 gallons, Buyer shall also pay to Seller the amount of the actual reasonable costs and expenses incurred by Seller (including, without limitation, the cost of independent accountants) in connection with such audit, not to exceed the amount of such deficiency.

      5.3.   Confidentiality. During the Post-Closing Period, the Buyer and the Seller will maintain in confidence, and cause each of their directors, officers, employees, agents and advisors to maintain in confidence, and not disclose to any third party, or use for the benefit of itself or any third party, any written, oral or other information obtained in confidence from the other party to this Agreement in connection with this Agreement or the transactions contemplated hereby (the “ Confidential Information”) (unless such information (i) was already known to such party prior to receiving it from the delivering party, or (ii) was or becomes part of the public knowledge or literature other than by breach of this Agreement, or (iii) was received from a source not bound by a duty of confidentiality to the delivering party, or (iv) is developed by the receiving party independently of any Confidential Information received by the receiving party from the delivering party, or (v) is necessary to enforce the rights of a party under this Agreement), unless the use of such Confidential Information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of this Agreement or the transactions contemplated hereby or unless the furnishing of such Confidential Information is required by law. After Closing, all customer information relating to the Business shall be the Confidential Information of Buyer.

5.4. Transport Agreement. Seller shall provide oil delivery services for sales of No. 2 fuel oil to its former customers and others on behalf of Buyer for a five year period following Closing, at the rate of $.12 per gallon for deliveries out of the Royal terminal in Netcong, NJ and $.15 per gallon for deliveries out of the Port of Newark terminal, and upon the terms and conditions contained in Buyer’s standard transport agreement to be executed at Closing. The transport agreement shall provide that Seller shall be entitled to collect a service fee from customers for deliveries of less than 150 gallons. The amount of the service fee shall be mutually agreed between Seller and Buyer.

5.5   Referral Fees.  Buyer shall pay Seller referral fees for any new customers first referred by Seller to Buyer as follows:

(a)     For homeowner customers, Buyer will pay Seller $35 upon the customer’s execution of an oil delivery contract.

(b)    For commercial customers who execute oil delivery contracts for a minimum of one year or 100,000 gallons, Buyer will pay Seller $.02 per gallon for all purchases by such customers, for so long as they remain customers of Buyer. Such referral fee shall be paid only after receiving payment from the customer. Referral fees under paragraphs (a) and (b) will be paid monthly, accompanied by a statement containing reasonable detail.

A customer shall be considered a new customer for purposed of thus section 5.5 only if the customer was not a customer of Seller at closing or at any time within 12 months prior to Closing, and was not a customer of Buyer at the time the referral was made or at any time within 12 months prior to Seller’s making the referral.

Should Buyer refer new diesel customers to Seller after the second anniversary of Closing, as discussed in paragraph 1.1(d), above, Seller shall pay Buyer referral fees in the same amount and manner as specified above for referral fees paid to Seller by Buyer.

6.               CONDITIONS TO CLOSING.

6.1.   Seller's Conditions of Closing . The obligations of Seller hereunder shall be subject to and conditioned upon the satisfaction at the Closing of each of the following conditions:

(a)    All representations and warranties of Buyer contained in this Agreement and the Schedules hereto shall be true and correct in all material respects at and as of the Closing Date.

(b)    Buyer shall have performed all agreements and covenants and satisfied all conditions on each of their part to be performed or satisfied by the Closing Date pursuant to the terms of this Agreement.

(c)   No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain, prohibit, or obtain substantial damages in respect of, or which is related to, or arises out of, this Agreement or the consummation of the transactions contemplated hereby, or which is related to or arises out of Buyer or Seller, if such action, proceeding, investigation, regulation or legislation would make it inadvisable to consummate such transactions.

      6.2.   Buyer's Conditions of Closing . The obligations of Buyer hereunder shall be subject to and conditioned upon the satisfaction at the Closing of each of the following conditions:

(a)    All representations and warranties of Seller contained in this Agreement and the Schedules hereto shall be true and correct in all material respects at and as of the Closing Date.

(b)     Seller shall have performed all agreements and covenants and satisfied all conditions on its part to be performed or satisfied by the Closing Date pursuant to the terms of this Agreement.

(c)     There shall have been no material adverse change in the condition (financial or otherwise) of the Seller since the execution of this Agreement.

(e)     No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain, prohibit, or obtain substantial damages in respect of, or which is related to, or arises out of, this Agreement or the consummation of the transactions contemplated hereby, or which is related to or arises out of Buyer or Seller, if such action, proceeding, investigation, regulation or legislation would make it inadvisable to consummate such transactions.

6.3   Mutual Conditions to Closing . The obligations of each of Buyer and Seller hereunder shall be subject to and conditioned upon (i) Seller’s obtaining a release of the security interest on the Assets held by Skylands Community Bank prior to or simultaneous with the Closing, and (ii) Seller’s obtaining a release of the Assets and Buyer from all liens and other potential liability relating to Seller’s and Chris Pilliteri’s obligations to the State of New Jersey for taxes, or other arrangements shall have been made satisfactory to Buyer, in its sole discretion, with respect to the obligations to the taxing authorities. Seller shall use its best efforts to obtain the satisfaction of the conditions set forth in this Section 6.3, provided, however, that this shall not be construed to require Seller to pay any liability it disputes in good faith or to make aggregate payments in excess of the amount to be paid by Buyer at Closing.

In the event the conditions set forth in this Section 6.3 are not satisfied on or before August 31, 2005, either party may terminate this agreement by written notice to the other, without liability for such termination; provided however, that such termination shall not relieve either party from liability for breach of any covenant, representation or warranty contained in this Agreement.

7.              INDEMNIFICATION.

7.1.   Indemnification by Seller . From and after the date of this Agreement, Seller shall indemnify, defend and hold harmless Buyer and its agents, employees, representatives, attorneys, stockholders, officers, directors, successors and assigns (severally and collectively, the " Indemnified Buyer ") against and from all liabilities, obligations, losses, damages, penalties, claims, actions, suits, judgments, settlements, out-of-pocket costs, expenses and disbursements (including reasonable costs of investigation, and reasonable attorneys, accountants, expert witnesses fees and other costs of defense), of whatsoever kind and nature, which the Indemnified Buyer shall incur or suffer as a result of (i) the inaccuracy of any representation or warranty of Seller, (ii) the breach of any covenant or agreement of Seller set forth herein or of Chris Pillitteri set forth in Section 5.1 hereof, or (iii) any liability of Seller and any liability relating to or arising from the operation of the Business or ownership of the Assets prior to the Closing Date except for liabilities explicitly assumed in this Agreement. Indemnified Buyer’s rights under this indemnity, and its reliance on the representations and warranties of the Seller, shall not be affected by any investigation or lack of investigation by the Buyer or knowledge of the Buyer prior to the Closing Date.

7.2.   Indemnification by Buyer and Seller . From and after the date of this Agreement, Buyer shall indemnify, defend and hold harmless Seller and its agents, employees, representatives, attorneys, stockholders, officers, directors, successors and assigns (severally and collectively, the " Indemnified Seller ") against and from all liabilities, obligations, losses, damages, penalties, claims, actions, suits, judgments, settlements, out-of-pocket costs, expenses and disbursements (including reasonable costs of investigation, and reasonable attorneys, accountants, expert witnesses fees and other costs of defense), of whatsoever kind and nature, which the Indemnified Seller shall incur or suffer as a result of (i) a material inaccuracy of any representation or warranty of Buyer, (ii) a material breach of any covenant or agreement set forth herein of Buyer, (iii) the operation of the Business of after the Closing Date.

7.3.   Survival; Limitations. The representations and warranties in this Agreement and the Schedules and Exhibits attached hereto or delivered in any writing delivered by any party to any of the other parties in connection with this Agreement shall survive the Closing. No claim may be brought for indemnification hereunder unless a notice of claim or potential claim is given by the party seeking indemnification as follows: (i) any claim for intentional misrepresentation or fraud may be brought at any on or before the second anniversary of the Closing date; (ii)any claim relating to a breach of representation, warranty or covenant relating to taxes may be made at any time prior to the expiration of the applicable limitations period for the taxing entity to bring any related claim; (iii) any claim for breach of a covenant which is to be performed after closing may be made at any time within one year after the breach occurs, and any claim with respect to the deferred payment discussed in section 2.1(b) may be made on or before the second anniversary of the Closing Date; and (iv) any other claim shall be made on or before the first anniversary of the Closing date. No claim for indemnity shall be made hereunder unless and until the Indemnified Seller or Indemnified Buyer, as the case may be, has incurred $15,000 of actual damages and related expenses, and then such claim may be made only for such amounts in excess of $15,000. The foregoing damage limitation shall not apply to the Deferred Payment defined in Section 2.1; Seller shall be entitled to bring a claim against Buyer for any deficiency in the Deferred Payment.

7.4.   Notice of Claims and Potential Claims . Any claim for indemnity shall be made by written notice to a party (" Indemnifying Party ") specifying in reasonable detail the amount and the basis of the claim. The Indemnified Seller or Buyer agree to give prompt written notice to the Indemnifying Party of the receipt by the Indemnified Seller or Buyer of notice of any claim by a third party against the Indemnified Seller or Buyer which might give rise to a claim against the Indemnifying Party stating the nature and basis of such claim and, if ascertainable, the amount thereof. In connection with any such third party claim, the Indemnifying Party may, at its election and expense, have the right to participate in the defense of such third party claim and no such third party claim shall be settled without the consent of the Indemnifying Party which consent shall not be unreasonably withheld or delayed.

8.              MISCELLANEOUS.

8.1.   Right to Assign . Neither party may assign its rights and obligations under this Agreement without the written consent of the other party, except that Buyer may assign its rights and obligations to its parent company, an entity controlled by its parent company or any purchaser of all or substantially all of Buyer’s business, after the deferred payment described in Section 2.1 (b) has been paid in full.

8.2.   Notices . All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given when received by the intended recipient and shall be sent by Federal Express, or by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

If to the Seller:
414 Blackwell Street
Dover, NJ 07801
Phone:
Fax:

With a copy to:
Shapiro and Croland
Attn: Stuart Reiser, Esq.
411 Hackensack Avenue
Hackensack, New Jersey 07601
Phone: (201)488-3900
Fax: (201)488-9481

If to the Buyer:
Clickableoil.com, Inc.
711 South Columbus Avenue
Mount Vernon, New York, 10550
Phone: 914-699-5190
Fax: 914-663-1233

With a copy to:
Eckert Seamans Cherin & Mellott, LLC
Attn: Gary A. Miller, Esq..
1515 Market St., 9 th Floor
Philadelphia, PA 19102
Phone: (215)851-8472
Fax: (215)851-8383

8.3.   Interpretation . In all references herein to any parties, persons, entities or corporations, the use of any particular gender, or the plural or singular number is intended to include the appropriate gender and number as the text of the within Agreement may require. The captions used herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

8.4.   Severability . The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

8.5.   Parties in Interest . This Agreement shall be binding upon and inure solely to the benefit of the parties hereto and their permitted successors and assigns.

8.6.   Risk of Loss . The risk of loss or damage to the Assets by fire or other casualty between the date hereof and the Closing Date shall be borne by Seller.

8.7.   Amendment . This Agreement may not be amended except by an instrument signed in writing on behalf of each of the parties hereto.

8.8.   Entire Agreement . This Agreement constitutes the entire agreement between the parties hereto and supersedes all other agreements, written and oral, among the parties or any of them with respect to the subject matter hereof.

8.9   Counterparts . This Agreement may be executed in one or more facsimile counterparts all of which shall together constitute one and the same instrument.

8.10.   Further Assurances . In connection with the transaction contemplated under this Agreement, the parties agree to fully cooperate with each other in furtherance of the consummation of this Agreement, and to execute and deliver such further instruments or take such further actions as may be reasonably necessary and proper to effectuate and carry out the transaction contemplated hereunder.

[signatures contained on following page]

Signature Page to Asset Purchase Agreement

IN WITNESS WHEREOF, the parties hereto have executed this Asset Purchase Agreement as of the date first set forth above.

SELLER:	As to Section 5.1:

Allamuchy Transport, Inc.

By:
Name: Chris Pillitteri	Chris Pillitteri, Individually
Title:

BUYER

Clickable Oil.com, Inc.

By:
Guy Pipolo

EXHIBIT A

BILL OF SALE

THIS WARRANTY BILL OF SALE (the "Bill of Sale") is made as of _______________ 2005, by Allamuchy Transport, Inc . ( " Transferor "), pursuant to the terms of the Asset Purchase Agreement (the "Agreement") dated February ________, 2005 by and between Transferor and Clickableoil.com, Inc. (“ Transferee”) All capitalized terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Agreement.

FOR CONSIDERATION duly paid to Transferor, the receipt of which is hereby acknowledged, intending to be legally bound, Transferor hereby sells, transfers, assigns and delivers to Transferee the Assets identified in Exhibit A-1 hereto.

TO HAVE AND TO HOLD the same unto Transferee, its successors and assigns, forever.

Transferor, for itself, it successors and assigns hereby warrants, and will forever defend, the present good and clear title to the Assets, free and clear of all security interests, liens, claims or other encumbrances.

Transferor hereby constitutes Transferee and its successors and assigns as Transferor's true and lawful attorney-in-fact, with full power of substitution, in the name of Transferor but for the benefit of Transferee (a) to institute and prosecute all proceedings which Transferee may deem proper in order to collect, assert or enforce any claim, right or title of any kind in and to the Assets, to defend or compromise any and all actions, suits or proceedings in respect of any of the Assets, and to do all such acts and things in relation thereto as Transferee shall deem advisable; and (b) to take all actions which Transferee may deem proper in order to provide for Transferee the benefit under any and all claims, agreements, permits, contracts, licenses, leases, commitments, sales orders or purchase orders which are included among the Assets where any required consent of another party to the assignment thereof to Transferee has not yet been obtained. Transferor acknowledge that the foregoing powers are coupled with an interest and shall be irrevocable by Transferor for any reason whatsoever.

Transferor represent and warrant to Transferee that Transferor have the right, power, legal capacity and authority to execute and deliver this Bill of Sale and to transfer the Assets pursuant hereto.

IN WITNESS WHEREOF, the undersigned as duly executed and delivered this Bill of Sale, effective as of __________________________, 2005.

TRANSFEROR:

Allamuchy Transport, Inc.

By:
Name: Chris Pillitteri, President

STATE OF :
    : ss
COUNTY OF :

On this, the ______ day of ______________, 2005, before me, a Notary Public in and for the State and County aforesaid, the undersigned officer, personally appeared Chris Pillitteri, who acknowledged himself to be the President of Allamuchy Transport, Inc., a corporation (the “Corporation”), and that he as such President, being authorized to do so, executed the foregoing instrument for the purposes therein contained by signing the name of the Corporation by himself as a duly authorized officer.

IN WITNESS WHEREOF, I hereunto set my hand and official seal.

Notary Public

My Commission Expires:

EXHIBIT A-1

TO BILL OF SALE

AMENDMENT NO. 1
TO
ASSET PURCHASE AGREEMENT

THIS AMENDMENT NO. 1 TO Asset Purchase Agreement (“this Amendment”) is made this ____ day of October 2005, by and between Clickableoil.com, Inc. (the “ Buyer”) and Allamuchy Transport, Inc. (“ Seller”) This Amendment relates to an Asset Purchase Agreement between the parties dated as of July 15, 2005 (the “Purchase Agreement”). Capitalized terms used but not defined herein shall have the meanings given in the Purchase Agreement.

In consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the parties agree to the following modifications and amendments to the Purchase Agreement:

 I. Section 1.1(a) of the Purchase Agreement is hereby amended to provide in its entirety as follows

(a)   Customer Contracts . Those outstanding delivery, sale and service agreements and purchase orders between Seller and its customers as described in and attached hereto as Schedule 1.1(a) , if any. Buyer shall assume and perform the Customer Contracts as specified in sections 2.1(c) and 1.2. At Closing, Seller and Buyer will execute a form of letter proposed by Buyer and reasonable acceptable to Seller introducing Buyer to the customers.

 II. Section 2 of the Purchase Agreement is hereby amended to provide in its entirety as follows:

2.              PURCHASE PRICE.

2.1.   Price . The purchase price for the Assets shall be as follows (collectively, the "Purchase Price"):

(a)   Payment at Closing . Buyer shall pay the amount of $124,942.87 (“Fixed Price”) on the Closing Date. The Fixed Price will be paid as follows: (i) $100,000 shall be paid to the New Jersey Division of Taxation on account of Seller’s obligations for New Jersey taxes and (ii) $24,942.87 will be paid directly to Skylands Community Bank for Seller’s account, to repay all obligations of Seller to such bank.

(b)   Deferred Payment . Buyer shall pay an amount equal to (i) $.30 multiplied by the number of gallons of fuel oil sold to Seller’s customers in the period beginning one day after the Closing Date and ending on the first anniversary of the Closing Date, less (ii) the Fixed Price (the “Deferred Payment”). The Deferred Payment shall be paid within fifteen (15) days after the first anniversary of the Closing Date. The Deferred Payment will be paid first to the New Jersey Division of Taxation on account of Seller’s obligations for New Jersey taxes which remain as of the first anniversary of the Closing Date. If the Deferred Payment exceeds the amount owed for New Jersey taxes, any excess will be paid to Seller. At the time of payment of the Deferred Payment, Buyer will provide Seller a statement showing calculation of the payment certified by the Chief Financial Officer, or equivalent officer, of Buyer. No payment shall be made if the amount calculated in clause (i) does not exceed the Fixed Price. In the event that any undisputed or otherwise definitively proven amount of the deferred purchase price in excess of $2,500 is not paid as set forth above within ten (10) days after demand by Seller, Seller, upon 30 days’ notice to Buyer, in addition to any and all other remedies available at law or in equity, shall be entitled to use the name Allamuchy Oil and Buyer shall cease use of the name Allamuchy Oil.

            (c)    Assumption and Performance . On the Closing Date, Buyer shall assume and accept assignment of the Customer Contracts listed on Schedule 1.1(a) and shall use its commercially reasonable efforts to timely and diligently perform all of its duties and obligations thereunder arising after the Closing Date; provided that Buyer will not assume, accept assignment of or perform any contract to the extent customers have prepaid Seller for product. The obligations and liabilities assumed by Buyer under customer contracts shall be subject to the provisions of Section 1.2.

III.  Section 5.4 of the Purchase Agreement is herby amended to provide in its entirety as follows:

5.4.   Transport Agreement and Continuing Responsibilities of Seller.

(a)   Seller shall provide oil delivery services for sales of No. 2 fuel oil to its former customers and others on behalf of Buyer for a five year period following Closing, at the rate of $.12 per gallon for deliveries out of the Royal terminal in Netcong, NJ or any other location designated by Buyer which is within 5 miles of Seller’s current location in Dover, NJ, and $.15 per gallon for deliveries out of the Port of Newark terminal, and upon the terms and conditions contained in Buyer’s standard transport agreement to be executed at Closing. The transport agreement shall provide that Seller shall be entitled to collect a service fee from customers for deliveries of less than 150 gallons. The amount of the service fee shall be mutually agreed between Seller and Buyer.

(b)   Prior to the date hereof, Buyer provided a total of 16,153 gallons of No. 2 fuel oil to Seller on credit. Subsequently and separately, Seller delivered 10.958.2 gallons to customers of Buyer, for Buyer’s account. The first 5,194.8 gallons of No. 2 fuel oil delivered by Seller for Buyer’s account pursuant to paragraph 5.4(a) shall be purchased and paid for by Seller. Once Seller has delivered 5,194.8 gallons paid for by Seller but delivered and sold for Buyer’s account, Seller shall have no further obligations to Buyer for the 5,194.8 gallons. If Seller does not deliver 5,194.8   gallons which it has paid for on or before October 31, 2005, at Buyer’s option Seller shall be obligated to pay in cash an amount equal to Buyer’s then current cost of 5,194.8 gallons less the number of gallons actually delivered by Seller.

(c)     Exhibit 8(a) hereto contains a full and complete list of all product for which customers have prepaid Seller which have not been delivered prior to the Closing. Seller shall purchase, pay for and deliver all product under all prepaid agreements and arrangements of Seller, whether or not listed on Exhibit 8(a) .   Buyer does not assume any responsibility or liability to deliver product to customers with whom Seller has any pre-paid agreement or arrangement. If Seller does not purchase, pay for and deliver any product to customers under pre-paid arrangements, Buyer, at Buyer’s sole option, may purchase and cause such product to be delivered to the customers, and in such event Seller shall immediately reimburse Buyer for the purchase price and all reasonably related costs. Seller represents it does not have any fixed price agreements other than pre-paid agreements. The provisions of section 5.1 of this Agreement shall not apply to Seller’s delivery of oil pursuant to the pre-paid accounts, but shall otherwise apply to those customers.

2

At Closing, Seller shall execute a form of letter prepared by Buyer, reasonably acceptable to Seller, addressed to the customers under pre-paid arrangements, explaining that while Seller has sold the bulk of its business, it has retained its prepaid accounts, and that Seller and not Buyer will be responsible for honoring the prepaid contracts.

IV.  Section 6.3 of the Purchase Agreement is herby amended to provide in it entirety as follows:

6.3    Other Conditions to Closing . The of Buyer hereunder shall also be subject to and conditioned upon Seller’s obtaining a payoff statement or similar instrument from Skylands Bank.

V.  A new Section 8 is hereby added to the Purchase Agreement, to provide as follows:

8.              CUSTOMER PREPAYMENTS AND ACCOUNTS RECEIVABLE.

  The parties agree that Buyer will be collecting all payments and accounts receivable from Seller’s former No. 2 oil customers from the Closing date forward. Funds which will be collected include the accounts receivable of Seller which are not being sold to Buyer under this Agreement in addition to payments owing to Buyer. For this purpose, Buyer will set up an accounts receivable ledger on its books. As Seller’s former customers make payments, the funds will be applied: first to reimburse Buyer for any amounts owed under Sections 5.4(b) or 5.4(c), next to Seller’s outstanding accounts receivable, and thereafter, once Seller’s receivable from a customer has been fully paid, the remaining sums from such customer shall be paid to Buyer. Each month, until Seller shall have been paid all funds payable to it under this paragraph, a detailed list of funds received from Buyer’s former customers will be provided to the Seller and all monies payable to Seller will be paid at such time. These accountings and payments will be made on the tenth day of each month, beginning November 10, 2005, with respect to the funds received in the previous month.

All other terms and conditions of the Purchase Agreement remain unchanged and in force.

[signatures contained on following page]

3

Signature Page to Amendment

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first set forth above.

SELLER:	Acknowledged:

Allamuchy Transport, Inc.

By:
Name: Chris Pillitteri	Chris Pillitteri, Individually
Title:

BUYER

Clickable Oil.com, Inc.

By:
Guy Pipolo

4