Form 10KSB/A
period 2006-03-31
CLICKABLE ENTERPRISES INC
filed 2007-09-27
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Amendment No. 2

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended March 31, 2006

Commission File Number 0-23737

CLICKABLE ENTERPRISES, INC.
(Name of Small Business Issuer in Its Charter)
Delaware	82-0290939
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Madison Avenue, Suite 209, Larchmont, NY 10538
(Address of principal executive offices) (Zip Code)

 (914) 833-9125
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value, 500,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐ No☒

State issuer’s revenues for its most recent fiscal year: $5,052,237

The aggregate market value as of June 16, 2006 of the voting common equity held by non-affiliates was $2,886,806 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

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

i

EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

The purpose of this Amendment No. 2 to the Annual Report on Form 10-KSB (this “Amendment”) of Clickable Enterprises, Inc. (the "Company") for the year ended March 31, 2006 is to present restated financial statements for the fiscal years ended March 31, 2005 and March 31, 2006. As originally presented, the Company treated its convertible debentures in accordance with ETIF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios to Certain Convertible Instruments. The amount of the beneficial conversion feature was recorded as a discount on the debt and as a component of additional paid-in capital and the debt discount was accredited over 12 month periods as interest expense. In accordance with an SEC Interpretation issued in December, 2005, the Company has restated its financial statements for the fiscal years ended March 31, 2005 and March 31, 2006 in accordance with the directive of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in A Company’s Own Stock, and FASB 133, Accounting for Derivative Instruments and Hedging Activities. The restatement affects the financial statements for the fiscal year ended March 31, 2005 contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as well as the financial statements for the fiscal years ended March 31, 2006 and 2005 contained in the previously filed 10-KSB and Amendment No. 1 to 10-KSB for the fiscal year ended March 31, 2006. Consequently, the financial statements at and for the year ended March 31, 2005 contained in the March 31, 2005 10-KSB,and the financial statements contained in the Form 10-KSB and Amendment No. 1 should no longer be relied upon. Note 12 to the Consolidated Financial Statements contained in this Amendment has been added to set forth the results of this restatement in detail.

This Amendment also reflects a change in the Company’s certifying accountant for the fiscal year ended March 31, 2005. The Company originally filed its annual report on Form 10-KSB for the fiscal year ended March 31, 2006 on June 29, 2006 (the “Form 10-KSB”). That filing contained side-by-side comparisons of the Company’s financial results for the years ended March 31, 2006 and 2005, with an audit report of Simontacchi & Company, LLP (“Simontacchi”) pertaining to the Company’s financial statements for the year ended March 31, 2006 and the June 21, 2005 audit report of Weinberg & Company, P.A. (“Weinberg”) pertaining to the Company’s financial statements for the year ended March 31, 2005. On June 29, 2006, Weinberg advised the Company that the Form 10-KSB did not comply with the requirements of Item 310 of Regulation S-B because the Company did not seek Weinberg’s consent or updated opinion with respect thereto. In Amendment No. 1 to the Form 10-KSB, the Company (i) removed Weinberg’s audit report with respect to the Company’s financial statements for the year ended March 31, 2005, (ii) disclosed in Note 1 to the financial statements that the March 31, 2005 financial statements were not audited and (iii) labeled the columns referring to results for the year ended March 31, 2005 as “Not Audited.” The Company’s March 31, 2005 financial statements contained in this Amendment have been audited by Simontacchi and the report of Simontacchi includes financial statements for the fiscal years ended March 31, 2005 and March 31, 2006. The Company has supplemented its disclosure contained in Item 8 to indicate that Simontacchi re-audited the Company’s financial statements for the year ended March 31, 2005 in connection with the filing of this Amendment

The Company also has supplemented its disclosure regarding the effectiveness of its disclosure controls and procedures contained in Item 8A pursuant to Item 307 of Regulation S-B and provided new certifications as specified in Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, which are filed as Exhibits 31.1 and 31.2

This Amendment continues to speak as of the date of the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006. Except as set forth above, this Amendment No. 2 to our Form 10-KSB does not reflect events occurring after June 29, 2006 or modify or update those disclosures affected by subsequent events. The filing of this Amendment No. 2 is not a representation that any statements contained in the original Annual Report, Amendment No. 1 or this Amendment No. 2 are true and complete as of any date subsequent to the date of the original Annual Report. The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

ii

CLICKABLE ENTERPRISES, INC.
TABLE OF CONTENTS

		PAGE(S)
Part I

Item 1.	Description of Business	1-3

Item 2.	Description of Property	3

Item 3.	Legal Proceedings	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	4-5

Item 6.	Management's Discussion and Analysis or Plan of Operation	5-14

Item 7.	Financial Statements	14

Item 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	15

Item 8A.	Controls and Procedures	15

Item 8B.	Other Information	16

Part III

Item 9.	Directors, Executive Officers, Promoters and Control
	Persons; Compliance with Section 16(a) of the Exchange Act	17-18

Item 10.	Executive Compensation	18-19

Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	19-20

Item 12.	Certain Relationships and Related Transactions	21

Item 13.	Exhibits	21-23

Item 14.	Principal Accounting Fees and Services	24

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005		F1-F22

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

ITEM 2. DESCRIPTION OF PROPERTY

At March 31, 2006, our offices were located at 711 South Columbus Avenue, Mount Vernon, New York 10550. Under the lease for the Mount Vernon office, which commenced on June 1, 2003 for a lease term of two years, monthly rent was $1,260 through December 31, 2003, and $1,470 from January 1, 2004 through May, 31, 2005. Beginning June 1, 2005, we began paying rent on a month-to-month basis and commenced negotiations for a new lease. The Company has continued on a month-to-month basis through the year ended March 31, 2006. The current monthly rent is approximately $1,860.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "CKEI". As of June 16, 2006, there were approximately 465 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the common stock on the Bulletin Board on June 16, 2006 was $0.0130. As of June 16, 2006, 310,956,826 shares of common stock were issued and outstanding, of which 217,389,466 were unrestricted shares with the remainder of 93,567,360 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the common stock for the last two fiscal years:

2004-2005			2005-2006
First Quarter	$0.05	$0.05	First Quarter	$0.55	$0.01
Second Quarter	$0.05	$0.05	Second Quarter	$0.08	$0.02
Third Quarter	$0.05	$0.05	Third Quarter	$0.03	$0.02
Fourth Quarter	$0.75	$0.05	Fourth Quarter	$0.04	$0.01

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

Financial Condition

We had net losses of $(4,514,894) and $(3,281,898) during the years ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had a cash balance of $1,001,903 and current liabilities of $685,622 with obligations of $512,913 to trade creditors, $6,190 in interest payable and $166,519 in miscellaneous current liabilities, as well as total long-term obligations in the principal amount of $3,892,467 to convertible debenture holders and $85,643 miscellaneous non-current liabilities. As described in Note 6 to the consolidated financial statements, during the fiscal year ended March 31, 2006, we entered into two financing transactions with the holders of the Company’s convertible debentures pursuant to which we sold an aggregate of $1,900,000 of convertible debentures. As described in Note 11 to the consolidated financial statements, on April 4, 2006, we entered into a financial services agreement with an unrelated third party to serve as placement agent for a private placement of up to $15,000,000 of common stock. However, there is no assurance that our efforts to conduct such a private placement will be successful, and we therefore may not presently have sufficient cash or other assets to meet our current liabilities and other cash requirements arising in the next twelve months. In order to meet those obligations, we will need to raise cash from the additional sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2006 and 2005 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

During the year ended March 31, 2006, the Company's liability for non-interest bearing cash advances and oil purchases from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers and directors of the Company, decreased in the net amount of $30,676. As of March 31, 2006, the non-interest bearing obligation of $15,965 from NRG and Flaw is included in due from related parties in current assets. During the years ended March 31, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $186,379 and $125,983, respectively.

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

Year Ended March 31, 2006 Compared To Year Ended March 31, 2005

Overall Results Of Operations

For the year ended March 31, 2006, we incurred an overall loss of $(4,514,894), or ($.04) per share, which was a increase of $1,232,996 from the net loss of $(3,281,898), or ($.04) per share for the prior period. The net losses for the years ended March 31, 2006 and 2005 include non-cash expenses including interest expense of $261,625 and $228,644, respectively, derivative instrument expense of $2,431,335 and $2,410,829 respectively, and expense charges for stock issued for services of $1,125,507 and $8,000, respectively. The year ended March 31, 2005 also includes $188,542 of amortization of deferred compensation and a gain of $250,000 for the forgiveness of interest accrued and unpaid for the convertible debentures. The increase in expense charges for stock issued for services and employee expenses are the principal causes of the increase of $935,002 in the loss from operations.

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

Gross Profit

Gross profit increased by $376,502 to $461,693, or 442%, for the year ended March 31, 2006 compared to $85,191 for the year ended March 31, 2005. We also experienced an increase in gross margin to 9.1% from 3.5% for the year ended March 31, 2006 compared to the year ended March 31, 2005. The increase in gross profit is attributable to both the increase in gallons sold and the gross margin increase. The latter is principally due to the relatively more rapid and dramatic increase in product cost and rising transportation expenses experienced in the year ended March 31, 2005 compared to that experienced in the current year. This typically has an adverse impact on margins since heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market. Conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market which is to the advantage of heating oil retailers such as us. Gross profit in the earlier period was also adversely affected by the need for the Company to liquidate certain hedging positions (at $.85 per gallon) that it had entered to match fuel costs to fixed price customer contracts. These positions were liquidated to make additional funds available to meet current operating cash needs early in the fiscal year.

Fuel oil costs, inclusive of delivery expenses, averaged $2.04 per gallon during the current year compared to $1.52 in the prior year, or an increase of 34.0%. The effect of the relatively lower percentage increase in fuel oil cost compared to the percentage increase in average selling price was to increase both gross profit and gross margin for current year.

Operating Expenses

Total operating expenses for the year ended March 31, 2006 increased by $1,311,503 to $2,310,831 from $999,328 for the year ended March 31, 2005, due principally to an increase in expense charges for stock issued for services to consultants to $247,100 from $8,000 and to two executive officers to $719,200 from $0, and employee compensation to $526,241 from $316,926.

Other Income (Expense)

Other Expense (net) increased by $297,994 due to the increase of $20,506 in Derivative Instrument expense, $27,488 in net interest expense and the negation of the 2005 forgiveness of accrued interest in the amount of $250,000.

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

Prior to the restructuring on October 15, 2004, the convertible debentures issued in 2001, 2002 and June 2003 (aggregating $2,517,949) had matured and were in default. On October 15, 2004, the Company entered into a letter agreement with the holders of the convertible debentures whereby certain provisions of the debenture agreements were amended as follows:

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

As of March 31, 2006, the Company owed, in the aggregate, $3,892,467 on all of the convertible debentures and $6,190 of related accrued interest that is included in current liabilities. As of March 31, 2006, none of the related stock purchase warrants had been exercised.

The convertible debentures and their associated warrants have been classified as derivative liabilities in accordance with EITF 00-19. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. For the years ended March 31, 2006 and 2005, the charges to income for derivative instrument expenses were $2,431,335 and $2,410,829, respectively.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency of $10,618,267 at March 31, 2006; accordingly, it does not have legally available funds available to declare and pay a dividend, and, as of March 31, 2006, a dividend arrearage on the Series A Preferred Stock aggregated approximately $105,000. Other provisions relating to the Series A Preferred Stock include:

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

These provisions classify the Preferred Stock as a derivative instrument subject to SEC ruling EITF-00-19 and EITF Abstracts Topic D-98. In accordance with D-98, the Preferred Stock is removed from the Stockholders Equity section of the Balance Sheet and presented after the Liabilities Section. In accordance with EITF 00-19, the Stock is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.

The report of the independent certified public accountants on our consolidated financial statements as of March 31, 2006 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $13,021,777 of March 31, 2006. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and additional financings, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. As of March 31, 2006 we had $685,622 of current liabilities and working capital of $1,256,106. There can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next twelve months we will need additional financing to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow.

The Company has total liabilities and contractual obligations of $4,663,732 as of March 31, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

Contractual Obligations	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,892,467	$-	$3,892,467
Accounts Payable and Accrued Expenses	570,412	570,412	-
Installment obligation [1]	105,788	39,185	66,603
Accrued Interest	6,190	6,190	-
Other	88,874	69,835	19,039
Total Contractual Obligations	$4,663,731	$685,622	3,978,109

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2006 and 2005:

Net Cash Used In Operating Activities

Net cash used in operating activities was $697,503 and $830,669 in the years ended March 31, 2006 and 2005, respectively. The cash used in operating activities for the year ended March 31, 2006 was principally the result of a net loss of $4,514,894, a seasonal increase in accounts receivable of $288,694 attributable to a higher level of sales volume and the addition of customers not paying by credit card, offset by non-cash charges of $2,431,335 for derivative instrument expense, $1,125,507 for charges for stock issued for services and $105,463 for other items, a seasonable increase in accounts payable and accrued expenses of $182,155 attributable to increased spending and an increase in accrued interest of $261,625. The use of cash in operating activities for the year ended March 31, 2005 was principally the result of a net loss of $3,281,898, a seasonal increase in accounts receivable of $204,856, offset by non-cash charges of $2,719,906 and an increase in accrued interest of $228,644.

Net Cash Used In Investing Activities

We used $399,494 and $95,945, respectively, during the years ended March 31, 2006 and 2005, respectively, for the acquisition of customer lists and fixed assets in both fiscal years.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS 123(R) in its quarter ending June 30, 2006. The Company has evaluated the provisions of SFAS 123(R) and has determined that it will not have any impact on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has adopted SFAS 154 which has been applied through retrospective application in the restatement of balances at April 1, 2004.

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

In June 2005, the FASB ratified EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows, as the convertible debt is not considered a conventional debt under EITF 0019.

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

EITF Topic D-98, Classification and Measurement of Redeemable Securities, on March 15, 2007, the SEC staff announced its position that requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the stock is: (1) redeemable at a fixed or determinable price and date, (2) at the option of the holder and (3) conditions outside the control of the issuer. The Company has adopted this pronouncement retroactively, effective with the filing of it’s Restated Consolidated Financial Statements at March 31, 2006 and 2005.

Risks Related To Our Business

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the fiscal years ended March 31, 2006 and 2005, we had net losses of $4,514,894 and $3,281,898, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated August 16, 2007, on our consolidated financial statements for the fiscal year ended March 31, 2006, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit from increasing sales and/or to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE TYPICALLY HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had working capital as of March 31, 2006 mostly as a result of the sale of convertible debentures in the amount of $1,000,000 on March 21, 2006. Otherwise, our current assets would have exceeded our current liabilities by $256,106. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. While we had working capital as of March 31, 2006, there can be no assurances that we will be successful in developing our business and achieving a profitable level of operations, or be able to raise funding through the sale of equity or incurrence of debt financing, sufficient to meet our cash needs in the next twelve months.
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

As of June 16, 2006, we had 310,956,826 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 640,437,572 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

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
The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below a market price of $0.0115 per share on June 16, 2006:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0086	870,916,762	80%
50%	$0.0058	1,297,875,143	85%
75%	$0.0029	2,578,750,286	92%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $525,482 through March 31, 2006 due to conversions into shares of our common stock, are due and payable, with 8% interest, at various dates commencing October 15, 2007. During the fiscal year ended March 31, 2006, we closed on an additional $900,000 of convertible debentures on June 30, 2005 that are due and payable, with 10% interest, on June 30, 2008, and $1,000,000 of convertible debentures on March 22, 2006 that are due and payable, with 6% interest, on March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures on such dates. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2006 have been examined to the extent indicated in their report by Simontacchi & Company, LLP., Independent Registered Public Accounting Firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned consolidated financial statements are included in this Report on Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 8, 2005 and on our Current Report on Form 8-K/A filed with the SEC on January 26, 2006, we dismissed Weinberg & Company, P.A. as the auditor for Clickable Enterprises, Inc. on November 8, 2005. As approved by the Board of Directors, effective November 7, 2005 we engaged Simontacchi & Company, LLP ("Simontacchi") to serve as the Independent Registered Public Accounting Firm to audit our financial statements for the fiscal year ending March 31, 2006 and subsequently re-audit our financial statements for the fiscal year ended March 31,2005 in connection with the restatement.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

As a result of the Company’s failure to obtain the consent and updated opinion of our former Accountants, Weinberg & Company, PA, with respect to the Company’s financial statements for the year ended March 31, 2005 as set forth in the comparative financial statements included in the Form 10-KSB for the year ended March 31, 2006 filed on June 29, 2006, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Specifically, our Chief Executive Officer and Chief Financial Officer identified the failure to obtain the consent of our former accountant as a deficiency in the controls and procedures applicable to the unique circumstances confronting the Company as a result of the change in its independent public accountants in November 2005. While management did present the Company’s financial statements for the year ended March 31, 2006 and Form 10-KSB in draft form to its current accountant for its review and consent prior to reuse of its prior report, management did not similarly present the Form 10-KSB in draft form to its former accountant or obtain the consent of such former accountant for the reuse of its prior report. This failure was inadvertent. We do not believe that this failure represents a failure or weakness in the recordation, processing, summarization and reporting of information required to be reported by us generally. In order to prevent future control deficiencies of this type, we intend to review diligently our procedures for communicating with current and former accountants with respect to the audited financial information set forth in our reports filed or submitted under the Exchange Act and ensuring compliance with Item 310 of Regulation S-B and Rule 2-05 of Regulation S-X.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, except as stated above, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control Over Financial Reporting:

The Company has had to restate its financial statements for the fiscal years ended March 31, 2006 and March 31, 2005, due primarily to the application of EITF 00-19.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. Other than as stated above, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2006.

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

4.20	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.19 (filed herewith).

4.21	Form of Stock Purchase Warrant issued in connection with Exhibit 4.19 (filed herewith).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accountant were $33,625 and $83,457 for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2006 and 2005, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years. Simontacchi, the Company’s present principal accountant, billed $14,750 in the fiscal year ended March 31, 2006 and $0 in the fiscal year ended March 31, 2005. Weinberg, the Company’s former principal accountant, billed $18,875 in the fiscal year ended March 31, 2006 and $83,457 in the fiscal year ended March 31, 2005.

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

All Other Fees.  Other than the services described above, no other fees were billed by the principal accountants for the fiscal years ended March 31, 2006 and 2005.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.

By:	/s/ Nicholas Cirillo, Jr.
Name: Nicholas Cirillo, Jr.
Title: President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2007

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas Cirillo, Jr.
Nicholas Cirillo, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2007

/s/ Guy Pipolo
Guy Pipolo	Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	August 13, 2007

/s/ David Rodgers
David Rodgers	Secretary and Director	August 13, 2007

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
MARCH 31, 2006 AND 2005

CLICKABLE ENTERPRISES, INC.
AND SUBSIDIARY

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

PAGES	F-7-F-22	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 AND 2005

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Clickable Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company had a net loss of $4,514,894 and a negative cash flow from operations of $697,503 for the year ended March 31, 2006 and a stockholders’ deficiency of $10,618,267 at March 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi & Company, LLP
Rockaway, New Jersey
August 16, 2007

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND 2005

	As restated (Note 12) 2006	As restated (Note 12) 2005
ASSETS
Current Assets
Cash	$1,001,903	$372,909
Accounts receivable, net	577,892	311,858
Inventory	47,349	16,592
Prepaid expenses	217,597	23,276
Due from related parties	15,965	-
Debt financing costs, net	81,022	-
Total Current Assets	1,941,728	724,636
Property and equipment, net	75,458	64,561
Intangible asset, net	526,422	192,465
Other assets	66,668	69,260
TOTAL ASSETS	$2,610,275	$1,050,922
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$570,412	$496,307
Note payable	39,185	-
Due to related parties	-	14,711
Customer deposits	69,835	45,003
Accrued interest	6,190	437,382
Total Current Liabilities	685,622	993,403
Long Term Liabilities
Convertible Debentures	$3,430,205	$2,369,029
Derivative Instrument Liabilities - Convertible Notes	7,587,817	4,016,840
Derivative Instrument Liabilities - Warrants	267,600	1,093,900
Notes payable	66,604	-
Other accrued expenses	19,039	-
TOTAL LIABILITIES	12,056,886	8,473,172

COMMITMENTS AND CONTINGENCIES	-	-

Series A 6% cumulative preferred stock, $.001 par value at Carrying Cost,
1,200 shares authorized, issued and outstanding, Redemption Value of $1,200,000	$1,171,657	$1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized, 239,956,826 and 74,296,826 shares issued and outstanding, respectively	$239,957	$74,297
Additional paid-in capital	2,069,061	(161,321)
Deferred compensation	94,492	-
Accumulated deficit	(13,021,777)	(8,506,884)
TOTAL STOCKHOLDERS' DEFICIENCY	(10,618,267)	(8,593,908)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,610,275	$1,050,922

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	As restated (Note 12) 2006	As restated (Note 12) 2005
FUEL SALES (including related party sales of $54,786 and $60,172, respectively)	$5,052,237	$2,442,466
COST OF SALES	4,590,545	2,357,275
GROSS PROFIT	461,693	85,191

OPERATING EXPENSES
Selling, general and administrative	2,223,788	918,090
Depreciation and amortization	87,044	81,238
TOTAL OPERATING EXPENSES	2,310,831	999,328

LOSS FROM OPERATIONS	(1,849,139)	(914,137)

OTHER INCOME (EXPENSE)
Forgiveness of accrued interest	-	250,000
Derivative Instrument Expense	(2,431,335)	(2,410,829)
Other income	33,196	22,886
Interest expense	(267,616)	(229,818)
TOTAL OTHER INCOME (EXPENSE)	(2,665,755)	(2,367,761)

Loss before provision for income taxes	(4,514,894)	(3,281,898)

Provision for income taxes	-	-

NET LOSS	(4,514,894)	(3,281,898)

Amortization of beneficial conversion
feature on Series A Preferred Stock	-	-
Net loss available to common stockholders	$(4,514,894)	$(3,281,898)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	112,979,894	74,296,826

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005 (As Restated, Note 12)

	Series A Preferred Stock		Common Stock		Additional	Deferred Equity	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Deficit	Total
Balance, March 31, 2004 (As previously stated)	-	$-	74,136,826	$74,137	$630,839	$(188,542)	$(3,090,661)	$(2,574,227)
2004 Derivative Adjustment					(800,000)		(2,134,324)	(2,934,324)
Balance, March 31, 2004 As restated	-	-	74,136,826	$74,137	$(169,161)	$(188,542)	$(5,224,986)	$(5,508,551)
Amortization of deferred services	-	-	-	-		188,542		188,542
Stock issued to consultant for services	-	-	160,000	160	7,840	-	-	8,000
Net loss, 2005	-	-	-	-	-	-	(3,281,898)	(3,281,898)
Balance, March 31, 2005 As restated	-	-	74,296,826	$74,297	$(161,321)	$0	$(8,506,884)	$(8,593,908)
Conversion of Debentures	-	-	120,660,000	120,660	1,050,954		-	1,171,614
Warrants issued (convertible debentures & consultants)	-	-	-	-		94,492	-	94,492
Stock issued to consultants for services	-	-	14,000,000	14,000	491,228		-	505,228
Stock issued to officers for services			31,000,000	31,000	688,200			719,200
Net loss, 2006	-	-	-	-	-		(4,514,894)	(4,514,894)
Balance, March 31, 2006 As restated	-	-	239,956,826	$239,957	$2,069,061	$94,492	$(13,021,777)	$(10,618,267)

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	As restated (Note 12) 2006	As restated (Note 12) 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,514,894)	$(3,281,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,044	81,238
Provision for bad debts	22,660	31,297
Derivative Instrument Expense	2,431,335	2,410,829
Stock issued for services	1,125,507	8,000
Recognition of deferred compensation	-	188,542
Gain on debt forgiveness	-	(250,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(288,694)	(204,856)
Inventory	(30,757)	(5,448)
Prepaid expenses	(908)	(10,276)
Other assets	2,592	(61,922)
Increase (decrease) in:
Accounts payable and other accrued expenses	182,155	2,801
Accrued interest	261,625	228,644
Customer deposits	24,832	32,381
Net cash used in operating activities	(697,503)	(830,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,384)	(20,945)
Acquisition of intangible asset	(369,110)	(75,000)
Net cash used in investing activities	(399,494)	(95,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	(100,000)	-
Decrease in due to related parties	(30,676)	(3,037)
Net proceeds from issuance of convertible debentures	1,856,667	-
Net proceeds from issuance of preferred stock	-	1,171,657
Net cash provided by financing activities	1,725,991	1,168,620

NET INCREASE IN CASH	628,994	242,007
CASH AT BEGINNING OF YEAR	372,909	130,902

CASH AT END OF YEAR	$1,001,903	$372,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the years ended March 31, 2006 and March 31, 2005 were $0 and $0, respectively.

Interest paid for the years ended March 31, 2006 and March 31, 2005 were $655,474 and $1,173, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended March 31, 2006, convertible debentures in the principal amount of $525,482 and related interest of $646,132 were converted into 120,660,000 shares of common stock.

See accompanying notes to consolidated financial statements

During the year ended March 31, 2006, stock purchase warrants exercisable for 13,000,000 shares of common stock were issued in connection with closings on $1,900,000 of convertible debentures had no effect on cash.

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

(D) Allowance for Doubtful Accounts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is a provision for doubtful accounts of $42,600 and $10,215 for the years ended March 31, 2006 and 2005, respectively.

(E) Inventory

Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

(F) Property and Equipment

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

(G) Income Taxes

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

The Company recorded no current or deferred income tax expense (benefit) for the years ended March 31, 2006 and 2005. As set forth below, the deferred tax asset of approximately $3,414,000 arising from the Company's ability to carry forward its net operating losses of approximately $12,266,000 to future years expiring at various dates through 2025 has been fully offset by a valuation allowance because the future utilization of the deferred tax asset is uncertain:

	Deferred Tax Asset, Gross	Valuation Allowance	Deferred Tax Asset, Net
Balance, March 31, 2005	$2,706,000	$2,706,000	$-
Increase during year	708,000	708,000	-
Balance, March 31, 2006	$3,414,000	$3,414,000	$-

The net operating loss carryforward may be restricted in future years under Section 382 of the Internal Revenue Code.

(H) Use of Estimates

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

(I) Fair Value of Financial Instruments

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

(J) Advertising Costs

Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2006 and 2005 were $67,915 and $67,042, respectively.

(K) Loss Per Share

Basic and diluted net loss per common share for the years ended March 31, 2006 and 2005 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods. Based on the closing market price of the Company’s common on March 31, 2006, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 323,613,011 and 19,702,207, respectively. In addition to the effect of the assumed conversions, 17,000,000 stock purchase warrants were exercisable at March 31, 2006, and also not included in the weighted average number of common shares outstanding.

(L) Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as derivative instrument liability.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history of our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

(M) Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expenses over the period to which they relate.

(N) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of these awards (with limited exceptions). SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company adopted SFAS 123(R) in its quarter ending June 30, 2006. The Company has evaluated the provisions of SFAS 123(R) and has determined that it will not have any impact on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has adopted SFAS 154 which has been applied through retrospective application in the restatement of balances at April 1, 2004.

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

In June 2005, the FASB ratified EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows, as the convertible debt is not considered a conventional debt under EITF 0019.

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

EITF Topic D-98, Classification and Measurement of Redeemable Securities, on March 15, 2007, the SEC staff announced its position that requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the stock is: (1) redeemable at a fixed or determinable price and date, (2) at the option of the holder and (3) conditions outside the control of the issuer. The Company has adopted this pronouncement retroactively, effective with the filing of it’s Restated Financial Consolidated Financial Statements at March 31, 2006 and 2005.

(O) Stock Based Compensation

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

(P) Segment Information

The Company’s business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

(Q) Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2006 and 2005 consisted of the following:

	2006	2005
Accounts receivable-trade	$620,492	$322,073
Less allowance for doubtful accounts	(42,600)	(10,215)
	$577,892	$311,858

For the years ended March 31, 2006 and 2005, the Company recorded bad debt expense of $22,660 and $31,297, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 and 2005 consisted of the following:

	2006	2005

Office equipment	$3,572	$9,422
Computer equipment and software	111,876	84,472
	115,448	93,894
Less: accumulated depreciation	(39,990)	(29,333)

	$75,458	$64,561

Total depreciation expense for the years ended March 31, 2006 and 2005 was $19,487 and $14,963, respectively.

NOTE 4 DEBT FINANCING COSTS

Debt financing costs, which relate to convertible debentures (See Note 6), as of March 31, 2006 and 2005 respectively consisted of the following:

	2006	2005

Debt financing costs on $800,000 of Convertible Debentures		$149,500
Debt financing costs on $650,000 of Convertible Debentures	$75,000
Debt financing costs on $1,000,000 of Convertible Debentures	25,000
Less: accumulated amortization	(18,978)	(149,500)

Balance as of March 31, 2006 and 2005 respectively	$81,022	$-

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

	2006	2005
	(unaudited)	(unaudited)
Total Fuel Sales	$5,417,000	$4,822,000

Net Loss	$(4,415,000)	$(2,952,000)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 6 CONVERTIBLE DEBENTURES

On June 6, 2003, coincident with the ClickableOil.com merger transaction, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for the sale of $800,000 of 10% one-year secured convertible debentures and 4,000,000 stock purchase warrants expiring June 5, 2008. The debentures are convertible, at the holder’s option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date was the lesser of $.05 and 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $.05 per share.

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

The convertible debentures and warrants contain a conversion feature which results in a formula calculation and issuing varying amount of shares upon conversion, as such, the conversion features are required to be accounted for as embedded derivative liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and SFAS 133, Accounting for Derivative Instruments and Hedging Activities (See Note 7).

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

In connection with the aforementioned issuances of an aggregate of $900,000 of convertible debentures, of which the Company received net proceeds of $856,667, the Company granted a first priority security interest in all the assets of the Company. The issuance of the convertible notes and warrants resulted in the conversion features being accounted for as embedded derivative liabilities in accordance with EITF 00-19 and SFAS 133 (See Note 7).

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

The issuance of the convertible notes and warrants resulted in the conversion features being accounted for as embedded derivative liabilities in accordance with EITF 00-19 and SFAS 133 (See Note 7).

As of March 31, 2006, the Company owed, in the aggregate, $3,892,467 on all of the long-term convertible debentures, net of the amount of debentures that have been converted into stock, and $6,190 of related accrued interest, which is included in current liabilities. The maturity of the convertible debentures, if not extinguished by conversion into stock, is as follows for the years ending:

March 31, 2007 March 31, 2008 March 31, 2009 Total	$ - 1,992,467 1,900,000 $ 3,892,467

See Note 1(J) for the potentially dilutive effect of the convertible debentures and the stock purchase warrants.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 7 DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1(K)  related to embedded derivative instruments accounting policy.

In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 119% based on a review of the historical volatility. The risk-free rates of return used ranged from 3.72% to 5.10% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At March 31, 2006, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding (see Note 6).

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value at Mar 31, 2006

6/6/2003	6/5/2008	1,500,000	AJW Partners	Various	$0	$20,550
11/3/2003	11/3/2008	1,500,000	AJW Partners	Various	0	22,650
1/16/2004	1/16/2009	1,000,000	AJW Partners	Various	0	15,800
6/30/2005	6/30/2010	6,500,000	AJW Partners	Various	585,000	99,450
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	40,750
3/21/2006	3/21/2011	4,000,000	AJW Partners	Various	76,000	68,400
Fair value of derivative instrument liabilities for warrants					$730,982	$267,600

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value March 31, 2006

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$1,682,954
6/6/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	$571,154
11/3/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	571,154
1/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	380,769
6/30/2005	6/30/2008	650,000	Convertible Notes	Various	1,598,361	1,067,708
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	422,676
3/21/2006	3/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,730,769
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	1,160,633
Fair value of bifurcated embedded derivative instrument liabilities					$10,618,867	$7,587,817

Total derivative financial instruments					$11,349,849	$7,855,417

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 8 STOCKHOLDERS’ DEFICIENCY

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

(B) Stock Issued For Services

On November 1, 2004, the Company entered into a financial services agreement with an unrelated third party to perform investor relations services. The initial term of the agreement was for a period of three months automatic extensions for successive one month terms unless cancelled by either party. Payment for services rendered shall be $4,000 per month plus an equity component of 160,000 restricted shares of common stock issued on November 24, 2004 (see Note 8(A) above). These shares have been valued at $.05 per share based on the current market value. For the year ended March 31, 2005, the Company recorded consulting expense of $8,000 for the equity component.

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

The cost of the 5,500,000 share award and the stock purchase warrants will be expensed over the eighteen month period of the agreement. The cost of the 7,000,000 share award was expensed upon issuance as no further services are to be performed. Total expense for the year ended March 31, 2006 was $339,640.

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

(E) Preferred Stock Issued for Additional Financing from Related Party

Contemporaneously with the restructuring of the convertible debentures described in Note 6, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency at March 31, 2006 and 2005; accordingly it did not have legally available funds available to declare and pay a dividend. As of March 31, 2006 and 2005, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $104,942 and $32,942, respectively. Other provisions include:

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

5.
Each share of Series A Preferred Stock is convertible into common shares at the Conversion Price generally set at 85% of the average of the lowest three Average Daily Prices, as defined the Certificate of Designation, for the Company’s common stock during the 20-day trading period prior to the date of a conversion notice. See Note 1 (J) for the potentially dilutive effect of the Series A Preferred Stock.

The features of this Series A Preferred Stock require it to be accounted for as an embedded derivative liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and SFAS 133, Accounting for Derivative Instruments and Hedging Activities. See Note 7 for the valuation of the derivative feature.

6.
In accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Series A Preferred Stock has been classified outside of permanent equity on the Consolidated Balance Sheets, see Note 1 (M). The valuation of the Series A Preferred Stock is as follows:

Redemption Value
(1,200 shares, par value $.001 per share, Stated Value $1,000 per share)	$1,200,000.00
Financing Costs incurred at Closing	(28,343.00)
Carrying Cost	$1,171,657.00

7.
So long as certain conditions are met, all shares of Series A Preferred Stock issued and  outstanding on October 14, 2007, shall be automatically converted into shares of common stock at  the Conversion Price.

NOTE 9 RELATED PARTY TRANSACTIONS

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

During the fiscal years ended March 31, 2006 and 2005, the Company paid $226,146 and $114,001, respectively, to Nexgen Energy, LLC, for trucking to pick up and deliver heating oil. Nexgen is owned and managed by Mssrs. Cirillo and Pipolo.

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

For related party stock transactions, see Notes 8 (C), 8 (D) and 8 (E).

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

(C) Agreement of Sale, Contingent Note Payable

As described in Note 5, the Company entered into an Agreement of Sale dated February 10, 2005 under which the Company issued a promissory note for a contingent payment due January 10, 2006. The payment was based on a formula utilizing the gross profit realized on heating oil sold to purchased customers in the 12-month period ending January 10, 2006. The contingent payment was estimated at $120,750. The actual payment of $91,377 was made in February 2006, and an appropriate adjustment was made to the purchase price.

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

NOTE 11 GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,514,894 and a negative cash flow from operations of $697,503 for the year ended March 31, 2006 and a stockholders' deficiency of $10,618,267 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 12 FINANCIAL STATEMENTS RESTATEMENT

In prior years, the Company treated its convertible debentures in accordance with ETIF 00-27, Application of Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios to Certain Convertible Instruments”. The amount of the beneficial conversion feature was recorded as a discount on the debt and as a component of additional paid-in capital and the debt discount was accredited over 12 month periods as interest expense.

In accordance with a Securities & Exchange directive, dated December 1, 2005, issuers should follow the directive of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, A Company’s Own Stock and also refer to FASB 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with these pronouncements, the Company has restated its financial statements retroactively at and for the year ended March 31, 2005.

The following are the restatements:

Consolidated Balance Sheet at March 31, 2005

Long-term Liabilities	As Restated	As Previously Reported

Convertible Debentures	$2,369,029	$2,517,949
Derivative Instrument Liabilities-
Convertible Notes	4,016,840	- 0 -
Derivative Instrument Liabilities-
Warrants	1,093,900	- 0 -

Series A Preferred Stock	$1,171,657	$1

Stockholders’ Deficiency

Additional Paid in Capital	$ (161,321)	$1,845,629
Accumulated Deficit	(8,506,884)	(4,380,357)

Total Stockholders’ Deficiency	(8,593,908)	(2,460,431)

Consolidated Balance Sheet at March 31, 2006

Long-term Liabilities	As Restated	As Previously Reported

Convertible Debentures	$3,430,205	$1,553,682
Derivative Instrument Liabilities-
Convertible Notes	7,587,817	- 0 -
Derivative Instrument Liabilities-
Warrants	267,600	- 0 -

Series A Preferred Stock	$1,171,657	$1

Stockholders’ Deficiency

Additional Paid in Capital	$ 2,069,061	$6,003,266
Accumulated Deficit	(13,021,777)	(6,674,248)

Total Stockholders’ Deficiency	$(10,618,267)	$(336,532)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

Consolidated Statement of Operations for the Year Ended March 31, 2005

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$ (229,818)	$ (613,151)
Derivative Instrument Expense	(2,410,829)	- 0 -
Total Other Income (Expense)	(2,367,761)	(340,265)
Loss Before Provision for Income Taxes	(3,281,898)	(1,254,402)
Net Loss	(3,281,898)	(1,254,402)
Amortization of Beneficial Conversion
Feature on Series A Preferred Stock	-0-	(35,294)
Net Loss Available to Common Stockholders (3,281,898)	(1,289,696)
Net Loss Per Share, Basic and Diluted	(0.04)	(0.02)

Consolidated Statement of Operations for the Year Ended March 31, 2006

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$ (267,616)	$ (408,543)
Derivative Instrument Expense	(2,431,335)	- 0 -
Total Other Income (Expense)	(2,665,755)	(375,347)
Loss Before Provision for Income Taxes	(4,514,894)	(2,223,302)
Net Loss	(4,514,894)	(2,223,302)
Amortization of Beneficial Conversion
Feature on Series A Preferred Stock	-0-	(70,588)
Net Loss Available to Common Stockholders (4,514,894)	(2,293,890)
Net Loss Per Share, Basic and Diluted	(0.04)	(0.02)

Statement of Cash Flows for the Year Ended March 31, 2005

	As Restated	As Previously Reported

Net Loss	$(3,281,898)	$(1,254,402)
Amortization of Beneficial Conversion
Debt Discount Expense	- 0 -	383,333
Derivative Instrument Expense	2,410,829	- 0 -

Statement of Cash Flows for the Year Ended March 31, 2006

	As Restated	As Previously Reported

Net Loss	$(4,514,894)	$(2,223,302)
Amortization of Beneficial Conversion
Debt Discount Expense	- 0 -	207,347
Derivative Instrument Expense	2,431,335	- 0 -

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND 2005

NOTE 13 DERIVATIVE INSTRUMENTS EXPENSE, NET

Derivative instruments expense of $2,431,335 represents the net unrealized (non-cash) change during the year ended March 31, 2006, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt and preferred stock that have been bifurcated and accounted for separately.

NOTE 14 SUBSEQUENT EVENTS

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