Form 10KSB
period 2007-03-31
CLICKABLE ENTERPRISES INC
filed 2007-09-27
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended March 31, 2007

Commission File Number 0-23737

CLICKABLE ENTERPRISES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	82-0290939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $7,747,044

The aggregate market value as of May 29, 2007 of the voting common equity held by non-affiliates was $913,520 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  ☐  NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 29, 2007, there were 481,194,033 shares of the Company’s $.001 Common Stock issued and outstanding.

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
i

CLICKABLE ENTERPRISES, INC.
TABLE OF CONTENTS

		PAGE(S)
PART I

Item 1.	Description of Business	1-3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	4-5
Item 6.	Management’s Discussion and Analysis or Plan of Operation	5-14
Item 7.	Financial Statements	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

Item 8A.	Controls and Procedures	15

Item 8B.	Other Information	15

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	16-17
Item 10.	Executive Compensation	17-18
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18-19
Item 12.	Certain Relationships and Related Transactions	19
Item 13.	Exhibits	20-22
Item 14.	Principal Accounting Fees and Services	23

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 AND 2005		F1-F19

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

Unlike its industry competitors, ClickableOil.com, Inc. is unburdened with an expensive infrastructure of tangible assets. We currently do not, nor are we expected to own barges, trucks or storage facilities. Our principal operating assets will be proprietary software, attendant computer hardware and the possible inventory of heating oil in some markets. Although we are generally less burdened with the substantial costs that are often associated with intangible assets arising from the purchase of customers of acquired businesses, we are, however, required to continue to bill on account for heating oil deliveries to those residential customers of acquired businesses, which in turn requires us to carry receivable balances for residential customers for the first time. This is in contrast to our residential customers that we have acquired through advertising and marketing who are charged immediately by credit card for heating oil deliveries. Over time we anticipate converting these acquired customers to the credit card based billing arrangement described below. We only intend to purchase customer lists and relationships when (a) doing so is justified strategically in terms of territorial expansion and (b) acquiring customers through marketing and selling activities is not practical due to market conditions, such as during the past year when prices have been unstable. In fiscal 2007, we purchased a customer list from one heating oil distributor at terms we believe are favorable to us. In fiscal 2006, we purchased customer lists from two heating oil distributor at terms we believe are favorable to us, while in fiscal 2005, we purchased a customer list from one heating oil distributor at terms we believe are favorable to us.

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

Suppliers

We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the Company utilizes a third party terminal to store our product for a per gallon fee. During the fiscal years ended March 31, 2007 and 2006, the Company purchased heating oil for resale from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”) in the amount of $519,782 and $186,379, respectively, or approximately 8% and 5%, respectively, of total heating oil purchased. NRG and Flaw are owned and managed by Messrs. Cirillo and Pipolo, both of whom are directors and officers of the Company.

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

Employees

As of March 31, 2007, the total number of our employees was nine, of which eight were full-time employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

At April 1, 2006, our offices were located at 711 South Columbus Avenue, Mount Vernon, New York 10550. This property was rented on a month-to-month basis for the months of April 2006 through August 2006 at a cost of $1,860 per month. At March 31, 2007, our offices were located at 2 Madison Avenue, Larchmont, NY 10538. Under the lease for this office, which commenced on August 1, 2006 for a lease term of five years, monthly rent is $4,020.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "CKEI". As of May 29, 2007, there were approximately 294 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the common stock on the Bulletin Board on May 29, 2007 was $0.0023. As of May 29, 2007, 481,194,033 shares of common stock were issued and outstanding, of which 392,462,318 were unrestricted shares with the remainder of 88,731,715 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the common stock for the last two fiscal years:

	2005-2006			2006-2007
First Quarter	$0.55	$0.01	First Quarter	$0.0290	$0.0029
Second Quarter	$0.08	$0.02	Second Quarter	$0.0142	$0.0060
Third Quarter	$0.03	$0.02	Third Quarter	$0.0430	$0.0010
Fourth Quarter	$0.04	$0.01	Fourth Quarter	$0.0055	$0.0028

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

Dividend Policy

We did not pay any dividends during the 2007 fiscal year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our convertible debentures contain covenants restricting our ability to pay dividends. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

On June 30, 2005, Clickable Enterprises, Inc. (the “Company”) entered into Securities Purchase Agreement (the “Purchase Agreement”) for the sale of $900,000 in its Callable Secured Convertible Notes (“Notes”) in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”). On that date, the Company sold Investors purchased $650,000 in principal amount of Notes, together with warrants exercisable for 6,500,000 shares of Common Stock at $.15 per share. Terms of the Notes and warrants and the applicable exemption from registration are incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

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

On March 21, 2006, we entered into Securities Purchase Agreement (the “Purchase Agreement”) for the sale of $1,000,000 in its Callable Secured Convertible Notes (“Notes”) in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”). Closing under the Purchase Agreement occurred on March 22, 2006. In addition to the Notes, at Closing we issued warrants exercisable for 4,000,000 shares of Common Stock at $.10 per share. The terms of the Notes and warrants and the applicable exemption from registration are incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended March 31, 2007 and 2006 included in the this Form 10-KSB.

Financial Condition

We had net income (loss) of $3,389,153 and $(4,514,894) during the years ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had a cash balance of $119,639 and current liabilities of $2,349,145 with obligations of $1,137,451 to trade creditors, $77,157 in interest payable $105,112 in notes payable, and $749,784 due to convertible debenture holders and $279,641 in miscellaneous current liabilities, as well as total long-term obligations in the principal amount of $1,659,826 to convertible debenture holders and $23,316 in a note payable.

As described in Note 13 to the consolidated financial statements, on May 31, 2007, we entered into a financing transaction with the holders of the Company’s convertible debentures pursuant to which we sold an aggregate of $800,000 of convertible debentures. The company is looking into various financing methods, there is no assurance that our efforts to conduct such a private placement or other financing will be successful, and we therefore may not presently have sufficient cash or other assets to meet our current liabilities and other cash requirements arising in the next twelve months. In order to meet those obligations, we will need to raise cash from the additional sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2007 and 2006 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

During the year ended March 31, 2007, the Company's due from (due to) related parties for oil purchases and non-interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $52,366. As of March 31, 2007, the non-interest bearing obligation of $68,331 from NRG, NexGen and Flaw is included in due from related parties in current assets. During the years ended March 31, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $519,782 and $186,379, respectively. In addition, during the years ended March 31, 2007 and 2006, the company paid NRG, NexGen and Flaw $441,842 and $201,506, respectively, for trucking to pick up and deliver fuel.

During the years ended March 31, 2007 and 2006, the Company had fuel sales of $133,410 and $54,786, respectively, to NRG and Flaw.

Year Ended March 31, 2007 Compared To Year Ended March 31, 2006

Overall Results Of Operations

For the year ended March 31, 2007, we realized an overall income of $3,389,153, or $.008 per share, which was an increase of $7,904,047 from the net loss of ($4,514,894), or ($.04) per share for the prior period. The net results for the years ended March 31, 2007 and 2006 include non-cash expenses including interest expense of $250,049 and $267,616, respectively, derivative instrument income (expense) of $4,903,111 and ($2,431,335) respectively, and expense charges for stock issued for services of $193,413 and $1,125,507, respectively. The decrease in expense charges for stock issued for services is the principal cause of the $552,896 decrease in the loss from operations. The net income realized in 2007 was a result of the derivative instrument income.

Sales

Total sales revenue for the year ended March 31, 2007 was $7,747,044 compared to $5,052,237 for the year ended March 31, 2006. The total increase of $2,694,807, or 53.3%, can be attributed principally to a 51.7% increase in gallons sold. The increase in gallons sold is attributable to a larger customer base that increased principally through acquisition of one heating oil distributors’ businesses, and to a lesser extent marketing activities.

Gross Profit

Gross profit decreased by $25,764 to $435,929, or -5.6%, for the year ended March 31, 2007 compared to $461,693 for the year ended March 31, 2006. We also experienced a decrease in gross margin to 5.6% from 9.1% for the year ended March 31, 2007 compared to the year ended March 31, 2006. The decrease in gross profit is attributable to the increase in product cost and rising transportation expenses experienced in the year ended March 31, 2007 compared to that experienced in the prior year. This typically has an adverse impact on margins since heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market. Conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market which is to the advantage of heating oil retailers such as us.

Fuel oil costs, inclusive of delivery expenses, averaged $2.14 per gallon during the current year compared to $2.04 in the prior year, or an increase of 5.0%. The effect of the relatively higher percentage increase in fuel oil cost compared to the percentage increase in average selling price (1.1%) was to decrease both gross profit and gross margin for the current year.

Operating Expenses

Total operating expenses for the year ended March 31, 2007 decreased by $578,659 to $1,732,172 from $2,310,831 for the year ended March 31, 2006. Expense charges for stock issued for services to consultants were $193,413 and $406,307 for the years ended March 31, 2007 and March 31, 2006, respectively. Expense charges for stock issued to two executive officers were $0 and $719,200 for the years ended March 31, 2007 and March 31, 2006, respectively. These decreases in expenses were offset by increases in employee compensation of $152,131, bad debt expense of $78,836, office rent of $25,248, advertising of $19,323 and insurance of $6,621; depreciation and amortization expenses also increased by $51,596.

Other Income (Expense)

Non-cash income from the valuation of the derivative instruments in the amount of $4,903,111 was recognized for the year ended March 31, 2007 as compared to non-cash expense of $2,431,335 for the year ended March 31, 2006. Interest expense was $250,049 and $267,616 for the years ended March 31, 2007 and March 31, 2006, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2007, we had a cash balance of $119,639 and a negative cash flow from operations of $680,020. Since inception through the period ended March 31, 2007, we have financed our operations through private placements of both debt and equity and through loans from related parties. As of March 31, 2007, we have available lines of credit totaling $150,000 of which $129,950 is outstanding. As of August 31, 2007 a cash balance of $149,718 and available lines of credit totaling $150,000 of which $6,122 is outstanding

On March 21, 2006, the Company entered into Securities Purchase Agreement with AJW Partners, LLC and related funds for the sale of $1,000,000 of 6% three-year secured convertible debentures (the “Notes”). Closing under the Securities Purchase Agreement occurred on March 22, 2006. In addition to the Notes, at closing the Company issued warrants exercisable for 4,000,000 shares of common stock at $.10 per share.

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

As of March 31, 2007, the Company owed, in the aggregate, $2,685,481 on all of the convertible debentures and $77,157 of related accrued interest that is included in current liabilities. As of March 31, 2007, none of the related stock purchase warrants had been exercised.

The convertible debentures and their associated warrants have been classified as derivative liabilities in accordance with EITF 00-19. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. For the years ended March 31, 2007 and 2006, the charges to income for derivative instrument expenses were ($4,903,111) and $2,431,335, respectively.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency of $5,858,207 at March 31, 2007; accordingly, it does not have legally available funds available to declare and pay a dividend, and, as of March 31, 2007, a dividend arrearage on the Series A Preferred Stock aggregated approximately $177,000. Other provisions relating to the Series A Preferred Stock include:

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

The report of the independent certified public accountants on our consolidated financial statements as of March 31, 2007 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $9,632,624 of March 31, 2007. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and additional financings, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. As of March 31, 2007 we had $2,349,145 of current liabilities and working capital of ($1,188,383). There can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next twelve months we will need additional financing to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow.

The Company has total liabilities and contractual obligations of $4,308,158 as of March 31, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

Contractual Obligations	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$2,685,481	$785,481	$1,900,000
Accounts Payable and Accrued Expenses	1,137,451	1,137,451	-
Installment obligation [1]	128,428	105,112	23,316
Accrued Interest	77,157	77,157	-
Other	279,641	279,641	-
Total Contractual Obligations	$4,308,158	$2,384,842	$1,923,316

[1]
The purchase price of a customer list acquired by the Company during the year ended March 31, 2006 included an obligation to make 36 fixed monthly installment payments of $4,000 each, or $144,000 in total. The Company recorded a discounted liability in the amount of $123,964, of which a balance of $43,178 is remaining at March 31, 2007. The purchase price of a customer list acquired by the Company during the year ended March 31, 2007 included an obligation to make variable monthly payments totaling $187,000 of which a balance of $85,250 is remaining at March 31, 2007.

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2007 and 2006:

Net Cash Used In Operating Activities

Net cash used in operating activities was $680,020 and $697,503 in the years ended March 31, 2007 and 2006, respectively. The cash used in operating activities for the year ended March 31, 2007 was principally the result of a net income of $3,389,153 augmented by a seasonable increase in accounts payable and accrued expenses of $459,152, non-cash charges of $433,550 and an increase in accrued interest of $234,888. This was offset by non-cash income of $4,903,111 from derivative instrument valuation and a seasonable increase in accounts receivable of $319,315. The cash used in operating activities for the year ended March 31, 2006 was principally the result of a net loss of $4,514,894 and a seasonal increase in accounts receivable of $288,694, offset by non-cash charges of $2,431,335 for derivative instrument expense, $1,125,507 for charges for stock issued for services and $105,463 for other items, a seasonable increase in accounts payable and accrued expenses of $182,155 and an increase in accrued interest of $261,625.

Net Cash Used In Investing Activities

We used $223,535 and $399,494 during the years ended March 31, 2007 and 2006, respectively, for the acquisition of customer lists and fixed assets in both fiscal years.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended March 31, 2007 was $38,399, principally attributable to proceeds from the Company’s credit lines of $129,950 offset by a decrease in notes payable of $39,185 and an increase in related party receivable of $52,366. Net cash provided by financing activities for the year ended March 31, 2006 was $1,725,991, principally attributable to the proceeds from convertible debentures of $1,856,667, net of financing costs, offset by a net decrease in related party debt of $30,676.

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

EITF Topic D-98, Classification and Measurement of Redeemable Securities, on March 15, 2007, the SEC staff announced its position that requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the stock is: (1) redeemable at a fixed or determinable price and date, (2) at the option of the holder and (3) conditions outside the control of the issuer. The Company has adopted this pronouncement retroactively, effective with the filing of its Restated Consolidated Financial Statements at March 31, 2006 and 2005.

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEIFT00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has accounted for registration payments as required under its securities purchase agreement and will follow this pronouncement effect from date of issue.

Risks Related To Our Business

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the fiscal years ended March 31, 2007 and 2006, we had net income (loss) of $3,389,153 and ($4,514,894), respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated September 21, 2007, on our consolidated financial statements for the fiscal year ended March 31, 2007, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit from increasing sales and/or to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE TYPICALLY HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

As of March 31, 2007, our current liabilities exceeded our current assets by $1,187,383. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. There can be no assurances that we will be successful in developing our business and achieving a profitable level of operations, or be able to raise funding through the sale of equity or incurrence of debt financing, sufficient to meet our cash needs in the next twelve months.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. As of March 31, 2007, we had an aggregate outstanding balance of $785,481 of convertible debentures with maturity dates of October 15, 2007 and $1,900,000 in convertible debentures issued during the fiscal year ended March 31, 2006 with maturity dates of June 30, 2008 and March 22, 2009. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 29, 2007, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 2,673,649,292 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

WE MAY BE IN DEFAULT OF OUR CONVERTIBLE DEBENTURES AS WE DO NOT HAVE SUFFICIENT AUTHORIZED COMMON STOCK TO ISSUE UPON CONVERSION OF OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS

We are authorized by our Certificate of Incorporation to issue 500,000,000 shares of common stock. As of May 29, 2007 we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 2,673,649,292 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. Therefore, our current authorized common stock is approximately 2,673,000,000 shares less than required for issuance of shares on conversion and exercise of these securities. We are required by the relevant instruments to at all time reserve sufficient shares for issuance upon such conversion and exercise. Therefore, we are in default of those instruments.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below a market price of $0.0023 per share on May 29, 2007:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0017	3,581,865,723	88%
50%	$0.0012	5,364,298,585	92%
75%	$0.0006	10,711,597,170	96%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through March 31, 2007 due to conversions into shares of our common stock, are due and payable, with 8% interest, at various dates commencing October 15, 2007. During the fiscal year ended March 31, 2006, we closed on an additional $900,000 of convertible debentures on June 30, 2005 that are due and payable, with 10% interest, on June 30, 2008, and $1,000,000 of convertible debentures on March 22, 2006 that are due and payable, with 6% interest, on March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures on such dates. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2007 have been examined to the extent indicated in their report by Simontacchi & Company, LLP., Independent Registered Public Accounting Firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned consolidated financial statements are included in this Report on Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by the Board of Directors, effective November 7, 2005 we engaged Simontacchi & Company, LLP ("Simontacchi") to serve as the Independent Registered Public Accounting Firm to audit our financial statements for the fiscal years ending March 31, 2007 and March 31, 2006 and subsequently audit the March 31,2005 restatement.

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

(b) Changes in Internal Control Over Financial Reporting:

The Company has had to restate its financial statements for the fiscal years ended March 31, 2006 and March 31, 2005, due primarily to the application of EITF 00-19.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. Other than as stated above, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

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

Our directors and officers are as follows:

Name and Address	Age	Position

Nicholas Cirillo, Jr. c/o ClickableOil.com, Inc. 711 South Columbus Avenue Mount Vernon, NY 10550	44	Chief Executive Officer, President and Director

Guy Pipolo c/o ClickableOil.com, Inc. 711 South Columbus Avenue Mount Vernon, NY 10550	44	Chief Operating Officer, Chief Financial Officer and Director

David Rodgers c/o ClickableOil.com, Inc. 711 South Columbus Avenue Mount Vernon, NY 10550	54	Secretary and Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended March 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation paid by us to our Chief Executive Officer and our other executive officer (the “Named Executive Officers”) for the fiscal years 2007, 2006 and 2005. Other than as set forth below, no Named Executive Officers’ salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long-Term Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Nicholas Cirillo, Jr.	2007	91,346	0	0	0		0	0	0
CEO and President	2006	53,846	0	0	348,000	(1)	0	0	0
	2005	15,000	0	0	0		0	0	0

Guy Pipolo	2007	91,346	0	0	0		0	0	0
COO and CFO	2006	53,846	0	0	348,000	(1)	0	0	0
	2005	15,000	0	0	0		0	0	0

(1)
At the end of the Company’s last completed year, each of Messrs. Cirillo and Pipolo had aggregate restricted stock holdings of 15,000,000 shares of common stock valued at $45,000 based upon the value of the Company’s common stock as of March 31, 2007 ($0.003 per share). Such restricted stock was awarded on February 2, 2006 pursuant to the Company’s 2006 Stock Plan and vested in full immediately upon the date of grant. No dividends will be paid on such restricted stock.

During the last fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

Employment Agreement

At March 31, 2007, none of the Company’s current executive officers have an employment or severance agreement with the Company and each executive officer’s employment may be terminated at any time at the discretion of the Board of Directors. On April 1, 2007, employment agreements were reached with two executive officers as outlined in Note 13 to the Financial Statements, Subsequent Events.

Director Compensation

None of the Company’s directors are compensated for their services in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of May 29, 2007 for:

•	each person who beneficially owns more than five percent of the common stock;

•	each of our directors;

•	the Named Executive Officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Clickable Enterprises, Inc., 2 Madison Avenue, Larchmont, NY 10538.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 481,194,033 shares of common stock outstanding as of May 29, 2007.

Name and Address	Common Stock Number	Beneficially Owned Percent

Nicholas Cirillo, Jr.(1)	32,670,532	6.8%
Guy Pipolo(1)	32,670,532	6.8%
David Rodgers(1)	18,670,531	3.9%

All Executive Officers and Directors as a Group	84,011,595	17.5%

(1)
Some shares are beneficially owned by (a) DGN Holdings, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each owns a 33.33% interest and (b) NexGen Energy, LLC, a New York limited liability company in which Messrs. Cirillo, Pipolo and Rodgers each owns a 33.33% interest.

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

The following table sets forth information, as of March 31, 2007, regarding the Company’s existing compensation plans pursuant to which the Company’s common stock is authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

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

During the year ended March 31, 2007, the Company's due from (due to) related parties for oil purchases and non-interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $52,366. As of March 31, 2007, the non-interest bearing obligation of $68,331 from NRG, NexGen and Flaw is included in due from related parties in current assets. During the years ended March 31, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $519,782 and $186,379, respectively. In addition, during the years ended March 31, 2007 and 2006, the company paid NRG, NexGen and Flaw $441,842 and $201,506, respectively, for trucking to pick up and deliver fuel.

During the years ended March 31, 2007 and 2006, the Company had fuel sales of $133,410 and $54,786, respectively, to NRG and Flaw.

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

4.19
Securities Purchase Agreement, dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to our Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.20	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.19 (incorporated by reference to our Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.21	Form of Stock Purchase issued in connection with Exhibit 4.19 (incorporated by reference to our Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.22
Security Agreement dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to our Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

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

10.4	Purchase Agreement, dated as of September 20, 2005, by and between ClickableOil.com, Inc. and Mr. Patsy Rubbino (filed herewith).

10.5	Asset Purchase Agreement, dated as of July 15, 2005, entered into by and among Clickable Enterprises, Inc. and Allamuchy Transport, Inc. (filed herewith).

10.6*	Clickable Enterprises, Inc. 2004 Incentive Stock Plan (Incorporated by reference to Exhibit to our Registration Statement on Form S-8 filed on February 6, 2004).

10.7*	Clickable Enterprises, Inc. 2006 Stock Plan (Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-8 filed on February 7, 2006).

10.8*	Executive Employment Agreement between the Company and Guy Pipolo, dated April 1, 2007 (filed herewith).

10.9*	Executive Employment Agreement between the Company and Nicholas Cirillo, dated April 1, 2007 (filed herewith).

10.10*	Compensation Amendment relating to issuance of shares and warrants to Guy Pipolo (filed herewith).

10.11*	Compensation Amendment relating to issuance of shares and warrants to Nicholas Cirillo (filed herewith).

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Report on Form 10-KSB for the year ended March 31, 2005 filed on July 14, 2005).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accountant were $47,702 and $33,625 for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2007 and 2006, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years. Simontacchi, the Company’s present principal accountant, billed $36,202 in the fiscal year ended March 31, 2007 and $14,750 in the fiscal year ended March 31, 2006. Weinberg, the Company’s former principal accountant, billed $11,500 in the fiscal year ended March 31, 2007 and $18,875 in the fiscal year ended March 31, 2006.

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

All Other Fees.  Other than the services described above, no other fees were billed by the principal accountants for the fiscal years ended March 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.

By: /s/ Nicholas Cirillo, Jr.
Name: Nicholas Cirillo, Jr.
Title: President and Chief Executive Officer (Principal Executive Officer)
Date: September 14, 2007

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas Cirillo, Jr.	President, Chief Executive Officer
Nicholas Cirillo, Jr.	(Principal Executive Officer) and Director	September 14, 2007

/s/ Guy Pipolo	Chief Operating Officer, Chief Financial Officer
Guy Pipolo	(Principal Financial Officer) and Director	September 14, 2007

/s/ David Rodgers
David Rodgers	Secretary and Director	September 14, 2007

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
MARCH 31, 2007 AND 2006

CLICKABLE ENTERPRISES, INC.
AND SUBSIDIARY

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

PAGES	F-6-F-19	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007 AND 2006

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Clickable Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company had a net income of $3,389,153 which includes non-cash derivative income of $4,903,111; excluding this item there would have been a net loss of $1,513,958 and a negative cash flow from operations of $680,020 for the year ended March 31, 2007 and a stockholders’ deficiency of $5,858,207 at March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi & Company, LLP
Rockaway, New Jersey
September 21, 2007

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash	$119,639	$1,001,903
Accounts receivable, net of allowance for doubtful accounts of $151,000 and $ 42,600, respectively	795,710	577,892
Inventory	67,769	47,349
Prepaid expenses	61,625	217,597
Due from related parties	68,331	15,965
Debt financing costs, net of accumulated amortization of $52,312 and $18,978, respectively	47,688	81,022
Total Current Assets	$1,160,762	$1,941,728
Property and equipment, net of accumulated depreciation of $64,298 and $39,990, respectively	72,610	75,458
Intangible asset, net of accumulated amortization of $132,537 and $51,863, respectively	798,171	526,422
Other assets	80,108	66,668
TOTAL ASSETS	$2,111,651	$2,610,275
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$1,137,451	$570,412
Credit Lines	129,950	0
Deferred Revenue	35,531	0
Note payable	105,112	39,185
Customer deposits	114,160	69,835
Accrued interest	77,157	6,190
Convertible Debentures	749,784	—
Total Current Liabilities	$2,349,145	$685,622
Long Term Liabilities
Convertible Debentures	1,659,826	3,430,205
Derivative Instrument Liabilities - Convertible Notes	2,765,915	7,587,817
Derivative Instrument Liabilities - Warrants	0	267,600
Notes payable	23,316	66,604
Other accrued expenses	0	19,039
TOTAL LIABILITIES	$6,798,202	12,056,886

COMMITMENTS AND CONTINGENCIES	—	—

Series A 6% convertible preferred stock, $.001 par value at Carrying Cost, 1,200 shares authorized, issued and outstanding, Redemption Value of $1,200,000	$1,171,657	$1,171,657

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized, 481,194,033 and 239,956,826 shares issued and outstanding, respectively	$481,194	$239,957
Additional paid-in capital	3,198,731	2,069,061
Deferred compensation	94,492	94,492
Accumulated deficit	(9,632,624)	(13,021,777)
TOTAL STOCKHOLDERS’ DEFICIENCY	($5,858,207)	($10,618,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,111,651	$2,610,275

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
FUEL SALES (including related party sales of $133,410 and $54,786, respectively)	$7,747,044	$5,052,237
COST OF SALES	7,311,115	4,590,545
GROSS PROFIT	$435,929	$461,693

OPERATING EXPENSES
Selling, general and administrative	$1,593,532	$2,223,788
Depreciation and amortization	138,640	87,044
TOTAL OPERATING EXPENSES	$1,732,172	$2,310,831

LOSS FROM OPERATIONS	($1,296,243)	($1,849,139)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	$4,903,111	($2,431,335)
Other income	32,334	33,196
Interest expense	(250,049)	(267,616)
TOTAL OTHER INCOME (EXPENSE)	$4,685,396	($2,665,755)

Income (Loss) before provision for income taxes	$3,389,153	($4,514,894)

Provision for income taxes	—	—

NET Income (Loss)	$3,389,153	($4,514,894)

Net Income (Loss) available to common stockholders	$$3,389,153	$($4,514,894)

Net Income (Loss) per share, basic and diluted	$0.0084	$(0.0400)

Weighted average number of common shares outstanding - basic and diluted	402,844,064	112,979,894

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock		Additional	Accumulated	Deferred Equity
	Shares	Amount	Paid in Capital	Deficit	Compensation	Total
Balance, April 1, 2005	74,296,826	$74,297	($161,321)	($8,506,884)	$0	($8,593,908)
Conversion of Debentures	120,660,000	120,660	1,050,954			1,171,614
Warrants issued (convertible debentures & consultants)		0			94,492	94,492
Stock issued to consultants for services	14,000,000	14,000	491,228			505,228
Stock issued to officers for services	31,000,000	31,000	688,200			719,200
Net loss, Year ended March 31, 2006				(4,514,894)		(4,514,894)
Balance, March 31, 2006	239,956,826	$239,957	$2,069,061	($13,021,777)	$94,492	($10,618,267)

Conversion of Debentures and accrued interest	241,237,207	241,237	1,129,669			$1,370,907
Net Income for the period				3,389,153		$3,389,153

Balance, March 31, 2007	481,194,033	$481,194	$3,198,731	($9,632,624)	$94,492	($5,858,207)

See accompanying notes to consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,389,153	($4,514,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,640	87,044
Provision for bad debts	101,497	22,660
Derivative Instrument (Income) Expense	(4,903,111)	2,431,335
Stock issued for services	0	1,125,507
Recognition of deferred compensation	193,413	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(319,315)	(288,694)
Inventory	(20,420)	(30,757)
Prepaid expenses	(37,441)	(908)
Other assets	3,668	2,592
Increase (decrease) in:
Accounts payable and other accrued expenses	459,152	182,155
Deferred Revenue	35,531	0
Accrued interest	234,888	261,625
Customer deposits	44,325	24,832
Net cash used in operating activities	($680,020)	($697,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	($21,785)	($30,384)
Acquisition of other current assets	(17,108)	—
Acquisition of intangible asset	(201,750)	(369,110)
Net cash used in investing activities	($240,643)	($399,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	$0	($100,000)
Increase (decrease) in Credit Lines	129,950	0
Increase (decrease) in Notes Payable	(39,185)	0
Decrease (increase) in due from related parties	(52,366)	(30,676)
Net proceeds from issuance of convertible debentures	0	1,856,667
Net cash provided by financing activities	$38,399	$1,725,991

NET INCREASE IN CASH	($882,264)	$628,994
CASH AT BEGINNING OF YEAR	1,001,903	372,909

CASH AT END OF YEAR	$119,639	$1,001,903

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the years ended March 31, 2007 and March 31, 2006 were $0 and $0, respectively. Interest   paid for the years ended March 31, 2007 and March 31, 2006 were $179,039 and $655,474, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended March 31, 2007, convertible debentures in the principal amount of $1,206,986 and related interest of $163,921 were converted into 241,237,207 shares of common stock.

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
AS OF MARCH 31, 2007 AND 2006

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

(C) Concentrations of Credit Risk from Deposits in Excess of Insured Limits

The Company’s cash balances on deposit with two banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000 per banking institution. The cash balances at these banks did not exceed this limit as at March 31, 2007.

The Company performs on-going evaluations of its customers’ financial condition and requires no collateral from its customers.

(D) Allowance for Doubtful Accounts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is a allowance for doubtful accounts of $151,000 and $42,600 for the years ended March 31, 2007 and 2006, respectively.

(E) Inventory

Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

(F) Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended March 31, 2007 and 2006.

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

The Company recorded no current or deferred income tax expense (benefit) for the years ended March 31, 2007 and 2006. As set forth below, the deferred tax asset of approximately $3,929,000 arising from the Company’s ability to carry forward its net operating losses of approximately $13,780,000 to future years expiring at various dates through 2026 has been fully offset by a valuation allowance because the future utilization of the deferred tax asset is uncertain:

	Deferred Tax Asset, Gross	Valuation Allowance	Deferred Tax Asset, Net
Balance, March 31, 2006	$3,414,000	$3,414,000	$—
increase during year	515,000	515,000	—
Balance, March 31, 2007	$3,929,000	$3,929,000	$—

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

(J) Advertising Costs

Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2007 and 2006 were $86,848 and $67,915, respectively.

(K) Income (Loss) Per Share

Basic and diluted net loss per common share for the years ended March 31, 2007 and 2006 are computed based upon the weighted average number of common shares outstanding. Based on the closing market price of the Company’s common on March 31, 2007, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the total amount of 2,025,157,582. In addition to the effect of the assumed conversions, 17,000,000 stock purchase warrants were exercisable at March 31, 2007. Adding these 2,042,157,582 shares into the weighted average number of common shares outstanding would have the following results.

	FOR THE YEAR ENDED MARCH 31, 2007
	Basic	Diluted
Net Income (Loss) available to common stockholders	$3,389,153	$3,389,153

Net Income (Loss) per share, basic and diluted	$0.0084	$0.0014

Weighted average number of common shares outstanding - basic and diluted	402,844,064	2,445,001,646
(see Note 1M)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006
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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company has adopted SFAS 154 which has been applied through retrospective application in the restatement of balances at April 1, 2004.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

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

EITF Topic D-98, Classification and Measurement of Redeemable Securities, on March 15, 2007, the SEC staff announced its position that requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the stock is: (1) redeemable at a fixed or determinable price and date, (2) at the option of the holder and (3) conditions outside the control of the issuer. The Company has adopted this pronouncement retroactively, effective with the filing of its Restated Financial Consolidated Financial Statements at March 31, 2006 and 2005.

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEIFT00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has accounted for registration payments as required under its securities  purchase agreement and will follow this pronouncement effect from date of issue.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

(O) Stock Based Compensation

Statement of Financial Accounting Standards No. 123R, “Shared Based Payment”, the Company is to recognize in the statement of operations the cost of employee services received in exchange for awards in equity instruments based on the grant date fair value of the awards. This same principal applies to share based payments to non-employees for both suppliers of goods and services. The cost will be recognized over the service period. There was a charge to operations in the year ended March 31, 2007 and 2006 of $193,413 and $1,125,307, respectively.

(P) Segment Information

The Company’s business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

(Q) Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 and 2006 consisted of the following:

	2007	2006
Accounts receivable-trade	$946,710	$620,492
Less allowance for doubtful accounts	(151,000)	(42,600)
	$795,710	$577,892

For the years ended March 31, 2007 and 2006, the Company recorded bad debt expense of $101,497 and $22,660, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2007 and 2006 consisted of the following:

	2007	2006

Office equipment	$7,995	$3,572
Computer equipment and software	128,913	111,876
	136,908	115,448
Less: accumulated depreciation	(64,298)	(39,990)

	$72,610	$75,458

Total depreciation expense for the years ended March 31, 2007 and 2006 was $24,633 and $19,487, respectively.

NOTE 4	DEBT FINANCING COSTS

Debt financing costs, which relate to convertible debentures (See Note 6), as of March 31, 2007 and 2006 respectively consisted of the following:

	2007	2006

Debt financing costs on $650,000 of Convertible Debentures	$75,000	$75,000
Debt financing costs on $1,000,000 of Convertible Debentures	25,000	25,000
Less: accumulated amortization	(52,312)	(18,978)

Balance as of March 31, 2007 and 2006 respectively	$47,688	$81,022

Total amortization expense for the years ended March 31, 2007 and 2006 was $33,333 and $18,978, respectively.

 CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

NOTE 5	INTANGIBLE ASSETS

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

The Company closed on an Asset Purchase Agreement dated September 20, 2005 under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price of $205,887 consisted of a $70,000 payment at closing and 36 monthly installment payments of $4,000 each, and potential contingent payments based on gallons sold. The contingent payment, initially estimated to be $120,965, was re-estimated to be $0. The remaining amounts payable is included in current and long term liabilities as notes payable.

On October 24, 2005, the Company closed on an Asset Purchase Agreement that it entered into on July 15, 2005, and Amendment No. 1 to the Asset Purchase Agreement (the “Purchase Agreement”), with a heating oil distributor for the purchase of its customer list and related customer information, and certain other intangible assets for a payment of $124,943 at closing.

On December 7, 2006, the Company closed on an Asset Purchase Agreement under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price of $403,500 consisted of a $100,000 payment at closing, a one year $ 187,000 note with varying monthly payments and potential contingent payments based on gallons sold. The contingent payment, initially estimated to be $251,000, was re-estimated to be $116,500. The remaining amounts payable is included in current and long term liabilities as notes payable.

At March 31, 2007 and 2006, the intangible asset consisted of the following:

	2007	2006
Customer lists	$900,708	$548,285
Supply agreement	30,000	30,000
Less: accumulated amortization	(132,537)	(51,863)
	$798,171	$526,422

Customer lists are being amortized over an eight year period. The supply contract is being amortized over its five-year term. Total amortization expense for the years ended March 31, 2007 and 2006 was $80,673 and 48,578, respectively. Remaining amortization of the purchase price will be expensed as follows:

Years ending March 31,	Amount
2008	$118,589
2009	118,589
2010	118,589
2011	113,941
2012	112,589
Thereafter	215,874
$798,171

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

The following pro forma information is based on the assumption that the acquisitions took place as of April 1, 2005. The acquisitions were recorded using the purchase method of accounting. The pro forma results are not necessarily indicative of what actually might have occurred had the acquisition been in effect for the periods presented.
	2007	2006
	(unaudited)	(unaudited)

Total Fuel Sales	$7,880,000	$5,417,000

Net Income (Loss)	$3,416,000	$(4,415,000)

Net Income (Loss) per share, basic and diluted	$.0085	$(0.04)

NOTE 6	CONVERTIBLE DEBENTURES

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
AS OF MARCH 31, 2007 AND 2006

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

As of March 31, 2007, the Company owed, in the aggregate, $2,685,481 on all of the long-term convertible debentures, net of the amount of debentures that have been converted into stock, and $77,157 of related accrued interest, which is included in current liabilities. The maturity of the convertible debentures, if not extinguished by conversion into stock, is as follows for the years ending:

March 31, 2008	$785,481
March 31, 2009	1,900,000
Total	$2,685,481

See Note 1(K) for the potentially dilutive effect of the convertible debentures and the stock purchase warrants.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

NOTE 7	DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1(L) related to embedded derivative instruments accounting policy.

In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 63% based on a review of the historical volatility. The risk-free rates of return used ranged from 4.54% to 5.06% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At March 31, 2007, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding (see Note 6).

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value at March 31, 2007

6/6/2003	6/5/2008	1,500,000	AJW Partners	Various	$0	$0
11/3/2003	11/3/2008	1,500,000	AJW Partners	Various	0	0
1/16/2004	1/16/2009	1,000,000	AJW Partners	Various	0	0
6/30/2005	6/30/2010	6,500,000	AJW Partners	Various	585,000	0
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	0
3/21/2006	3/21/2011	4,000,000	AJW Partners	Various	76,000	0
Fair value of derivative instrument liabilities for warrants					$730,982	$0

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value March 31, 2007

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
6/6/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	$288183
11/3/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	302,839
1/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	201,893
6/30/2005	6/30/2008	650,000	Convertible Notes	Various	1,598,361	512,618
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	210,305
3/21/2006	3/21/2009	1,000,000	Convertible Notes	Various	2,083,333	893,796
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	356.281
Fair value of bifurcated embedded derivative instrument liabilities					$10,618,867	$2,765,915

Total derivative financial instruments					$11,349,849	$2,765,915

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

NOTE 8	STOCKHOLDERS’ DEFICIENCY

(A)	Stock Plans

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

On June 15, 2005 and August 1, 2005, the Company entered into financial services agreements with two unrelated third parties to perform financial advisory and other professional services. The terms of the agreements were for a period of twelve and six months, with payment for services consisting of 1,000,000 shares of common stock valued at $0.04 per share and 500,000 shares of common stock valued at $0.07 per share based on market value on the respective dates granted, for an aggregate cost of $75,000. The cost of such shares and warrants will be expensed over the period of the agreements. Total expenses recorded for the fiscal years ended March 31, 2007 and March 31, 2006 were $8,333 and $66,667, respectively.

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

The cost of the 5,500,000 share award and the stock purchase warrants will be expensed over the eighteen month period of the agreement. The cost of the 7,000,000 share award was expensed upon issuance as no further services are to be performed. Total expenses recorded for the fiscal years ended March 31, 2007 and March 31, 2006 were $185,080 and $339,640, respectively.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

(C)	Stock Issued for Officer Compensation

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

(D)	Preferred Stock Issued for Additional Financing from Related Party

Contemporaneously with the restructuring of the convertible debentures described in Note 6, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency at March 31, 2007 and 2006; accordingly it did not have legally available funds available to declare and pay a dividend. As of March 31, 2007 and 2006, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $176,942 and $104,942, respectively. Other provisions include:

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

6.
In accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Series A Preferred Stock has been classified outside of permanent equity on the Consolidated Balance Sheets, see Note 1 (N). The valuation of the Series A Preferred Stock is as follows:

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

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

During the fiscal years ended March 31, 2007 and 2006, the Company purchased heating oil for resale from NRG Heat & Power, Inc. (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, in the aggregate amount of $519,782 and $186,379, respectively, or approximately 8% and 5%, respectively, of total heating oil purchased. In addition, during the years ended March 31, 2007 and 2006, the company paid NRG, NexGen and Flaw $441,842 and $201,506, respectively, for trucking to pick up and deliver fuel.

As of March 31, 2007 and 2006, the amounts due from the related parties referred to above amounted to $68,331 and $15,965, respectively.

During the years ended March 31, 2007 and 2006, the Company had fuel sales of $133,410 and $54,786, respectively, to NRG and Flaw.

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

For related party stock transactions, see Notes 8 (C), 8 (D) and 8 (E).

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A)	Sales Commitments

As of March 31, 2007 and 2006, the Company had an aggregate obligation to deliver approximately 346,000 gallons and 166,000 gallons, respectively, of heating oil to customers at varying prices under fixed price contracts.

(B)	Forward Purchase Commitment

As of March 31, 2007 and 2006, the Company had entered into futures contracts with an unrelated supplier to purchase, in aggregate, approximately 42,000 gallons and 71,000 gallons, respectively, of heating oil for delivery in the winter season of the next fiscal year. The heating oil to be purchased will be provided to customers under existing sales commitments (estimate based on number of customers) whereby the customers have agreed to purchase all of their heating oil from the Company. The amounts due under these contracts as of March 31, 2007 and 2006 total approximately $94,000 and $125,000, respectively, and are payable as deliveries are received by the Company. The contracts specify that the Company is to be billed for each delivery and the credit terms call for electronic transfer of funds within 10 days. If the Company fails to perform, they shall be in default and held liable for damages.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006

(C)	Agreement of Sale, Contingent Note Payable

As described in Note 5, the Company entered into an Agreement of Sale dated December 7, 2006 under which the Company issued a promissory note for a contingent payment due December 7, 2007. The payment was based on a formula utilizing the gross profit realized on heating oil sold to purchased customers in the 12-month period ending December 7, 2007. The contingent payment initially estimated to be $251,000, was re-estimated to be $116,500.which is reflected in current liabilities.

(D)	Lease Agreement

On June 20, 2006, the Company entered into a lease agreement with an unrelated third party for its administrative offices. The term of the lease is for five years commencing on August 1, 2006. The current monthly rent is $3,593 with scheduled annual increases to $4,277 for year five.

Year Ending March 31,	Amount
2008	$44,482
2009	46,535
2010	48,588
2011	50,641
2012	17,108

NOTE 11	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net income of $3,389,153 which includes non-cash derivative income of $4,903,111; excluding this item there would have been a net loss of $1,513,958 and a negative cash flow from operations of $680,020 for the year ended March 31, 2007 and a stockholders’ deficiency of $5,858,207 at March 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues.

NOTE 12	DERIVATIVE INSTRUMENTS EXPENSE, NET

Derivative instruments income of $4,903,111 represents the net unrealized (non-cash) change during the year ended March 31, 2007, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt and preferred stock that have been bifurcated and accounted for separately.

NOTE 13	SUBSEQUENT EVENTS

On May 31, 2007, the Company entered in a Securities Purchase Agreement with AJW Partners, LLC and its related funds for the sale of $800,000 of 8% per annum, three-year secured convertible debentures and 10,000,000 stock purchase warrants expiring May 31, 2014. The debentures are convertible, at the holder’s option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date is 40% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date. The stock purchase warrants have an exercise price of $.002 per share.

On April 1, 2007, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. The rate of pay will be $125,000 per annum and to be reviewed after the first anniversary, related to increases in the base rate in accordance with the policies of the Company or by the resolution of the Board of Management. The agreement will end on the earliest of (1) the third anniversary or the ending date of any extension of this agreement or (2) the date of termination of Executive’s employment pursuant to this agreement. The agreement also includes non-compete provision by the executive(s).

The agreement includes an amendment whereby the Officer has offered to provide assistance and support by providing short term capital funding and vendor support for the company, by use of personal credit and signature to secure financing. This assistance will be compensated in the form of issuance of stock and warrants for the purchase of common stock; 1,500,000 common share and 3,000,000 common warrants, to be issued on the anniversary date of the agreement. Further, such compensation shall be reviewed and revised in a manner consistent with the employment agreement.