Form 10QSB
period 2007-06-30
CLICKABLE ENTERPRISES INC
filed 2007-09-28
CIK 1045151

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

(914) 833-9125
(Issuer's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of August 16, 2007, there were 481,194,033 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant’s series a preferred stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

CLICKABLE ENTERPRISES, INC.
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and March 31, 2007

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Three Months Ended June 30, 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of June 30, 2007 (Unaudited)

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

ii

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2007	2007
ASSETS
Current Assets
Cash	$105,540	$119,639
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $151,000 respectively	362,469	795,710
Inventory	83,358	67,769
Prepaid expenses	28,863	61,625
Due from related parties	28,008	68,331
Debt financing costs, net of accumulated amortization of $61,756 and $52,312 respectively	78,244	47,688
Other current assets	0	0
Total Current Assets	$686,482	$1,160,762
Property and equipment, net of accumulated depreciation of $70,911 and $64,298 respectively	65,997	72,610
Intangible asset, net of accumulated amortization of $162,184 and $132,537 respectively	768,524	798,171
Other assets	80,108	80,108

TOTAL ASSETS	$1,601,110	$2,111,651

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$349,733	$1,137,451
Credit Lines	40,000	129,950
Deferred Revenue	32,511	35,531
Notes payable	38,954	105,112
Due to related parties	0	0
Customer deposits	113,536	114,160
Accrued interest	135,322	77,157
Convertible debentures (current portion)	1,365,064	749,784
Total Current Liabilities	$2,075,120	$2,349,145

Long Term Liabilities
Convertible debentures	$1,727,061	$1,659,826
Derivative Instrument Liabilities - Convertible Notes	7,604,969	2,765,915
Derivative Instrument Liabilities - Warrants	18,000	0
Other Accrued Expenses	0	0
Notes payable	11,803	23,316
Total Long Term Liabilities	$9,361,833	$4,449,057
TOTAL LIABILITIES	$11,436,953	$6,798,202

COMMITMENTS AND CONTINGENCIES	$0	$0

Series A 6% Cumulative Preferred stock, $.001 par value,
1,200 shares authorized, issued and outstanding having a Redemption Value of $1,200,000.	$1,171,657	$1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized
481,194,033 and 481,194,033 shares issued and outstanding, respectively	$481,194	$481,194
Additional paid-in capital	3,198,731	3,198,731
Deferred compensation	94,492	94,492
Accumulated deficit	(14,781,916)	(9,632,624)
TOTAL STOCKHOLDERS' DEFICIENCY	($11,007,500)	($5,858,207)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,601,110	$2,111,651

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
NET FUEL SALES (including related party sales
of $5,720 and $4,637 respectively)	$1,196,784	$969,878
COST OF SALES	1,149,249	950,891
GROSS PROFIT	$47,534	$18,987

OPERATING EXPENSES
Selling, general and administrative	$337,217	$415,252
Depreciation and amortization	45,705	32,715
TOTAL OPERATING EXPENSES	$382,921	$447,967

LOSS FROM OPERATIONS	($335,387)	($428,980)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	($4,739,569)	$1,743,608
Other income	4,112	9,874
Interest expense	(78,448)	(72,149)
TOTAL OTHER INCOME (EXPENSE)	($4,813,905)	$1,681,333

Income (Loss) before provision for income taxes	($5,149,292)	$1,252,353

Provision for income taxes	-	-

NET Income (Loss)	($5,149,292)	$1,252,353

Net Income (Loss) available to common stockholders	($5,149,292)	$1,252,353

Net Income (Loss) per share, basic and diluted	(0.0107)	0.0044

Weighted average number of common shares
outstanding - basic and diluted	481,194,033	284,282,913

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	($5,149,292)	$1,252,353
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,705	32,715
Provision for bad debts	40,046	48,790
Recognition of deferred compensation	0	54,603
Derivative Instrument (Income) Expense	4,739,569	(1,743,608)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	393,195	232,165
Inventory	(15,589)	(49,321)
Prepaid expenses	32,762	(34,460)
Other assets	0	251
Increase (decrease) in:
Accounts payable and accrued expenses	(787,717)	(394,106)
Deferred Revenue	(3,020)	0
Accrued interest	58,165	69,133
Customer deposits	(623)	19,677
Net cash used in operating activities	($646,801)	($511,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$0	$0
Acquisition of other current assets	0	(17,108)
Acquisition of intangible assets	0	0
Net cash used in investing activities	$0	($17,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Credit Lines	($89,950)	$0
Increase (decrease) in Notes Payable	(77,671)	(9,433)
Decrease (Increase) in due from related parties	40,323	(6,065)
Proceeds from issuance of convertible debentures	800,000	0
Finance Charge - Convertible Debentures	(40,000)	0
Net cash provided by (used in) financing activities	$632,702	($15,499)

NET INCREASE (DECREASE) IN CASH	($14,099)	($544,414)
CASH AT BEGINNING OF PERIOD	119,639	1,001,903
CASH AT END OF PERIOD	$105,540	$457,489

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the three months ended June 30, 2007 and June 30, 2006 were $0 and $0, respectively.
Interest paid for the three months ended June 30, 2007 and June 30, 2006 were $5,491 and $76,948, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended June 30, 2007, stock purchase warrants exercisable for 10,000,000 shares of common stock were issued in connection with closings on $800,000 of convertible debentures had no effect on cash.

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)
			Additional		Deferred
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	Compensation	Total
Balance, April 1, 2007	481,194,033	$481,194	$3,198,731	($9,632,624)	$94,492	($5,858,207)

Net Income (Loss) for the period				(5,149,292)		($5,149,292)

Balance, June 30, 2007	484,194,033	$481,194	$3,198,731	($14,781,916)	$94,492	($11,007,500)

See accompanying notes to condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
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

(D) Loss Per Share

Basic and diluted net income (loss) per common share for the three months ended June 30, 2007 and 2006 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. Based on the closing market price of the Company’s common stock on June 30, 2007 and 2006, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 5,093,370,858 and 613,252,521, respectively. Additionally, 27.000,000 and 17,000,000 stock purchase warrants were exercisable at June 30, 2007 and June 30, 2006, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2007. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $40,323, with a balance of $28,008 included in due from related parties in current assets on June 30, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of June 30, 2007, accrued interest due to/from related parties was $0.

During the three months ended June 30, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $217,266 and $93,528, respectively, or 22.3% and 11.3%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $2,441 and $5,720, respectively.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

NOTE 3. CONVERTIBLE DEBENTURES

The Company has issued secured convertible debentures, and issued stock purchase warrants, in connection with a number of financing transactions. Each of these issuances contain a conversion feature which results in a formula calculation and issuing varying amount of shares upon conversion, as such, the conversion features are required to be accounted for as embedded derivative liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

During the three months ended June 30, 2007, $58,165 has been charged to interest expense.

As of June 30, 2007, the balance of accrued interest on all of the convertible debentures is $135,322 which is included in current liabilities.

On May 31, 2007, Clickable Enterprises, Inc. (the “Company”) entered into Securities Purchase Agreement (the “Purchase Agreement”) for the sale of $800,000 in its Callable Secured Convertible Notes (“Notes”) in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the “Investors”). In addition to the Notes, the Company issued warrants (the “Warrants”) exercisable for 10,000,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The Warrants are exercisable for a period of seven years from the closing date at an exercise price of $0.002, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions. Closing under the Purchase Agreement occurred on May 31, 2007.

The Notes are convertible into shares of Common Stock in whole or in part from time to time at the option of the Investors at the Conversion Price then in effect. The “Conversion Price” is equal to 40% of the average of the lowest three trading prices for the Common Stock during the previous twenty trading days ending one trading day prior to the date of a holder’s notice of conversion. The Conversion Price is subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions.

The Notes bear interest at the rate of 8% per annum, payable quarterly; if, however, in any month, the trading price of the Common Stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the Notes and all accrued interest, if not previously paid or converted, will be due and payable on May 31, 2010.

The Company has granted the Investors a security interest in substantially all of its assets to secure its obligations under the Notes. The Company is obligated to file a registration statement registering the resale of the shares issuable upon conversion of the Notes upon demand by the Investors. The registration statement is required to be filed within thirty (30) days following demand by the Investors and to become effective within ninety (90) days after filing. The Company paid a $40,000 fee to an affiliate of the Investors in connection with this transaction.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 68% based on a review of the historical volatility. The risk-free rates of return used ranged from 4.87% to 4.96% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007
(UNAUDITED)

At June 30, 2007, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding.

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value June 30, 2007

06/06/2003	06/05/2008	1,500,000	AJW Partners	Various	$0	$0
11/03/2003	11/03/2008	1,500,000	AJW Partners	Various	0	0
01/16/2004	01/16/2009	1,000,000	AJW Partners	Various	0	0
06/30/2005	06/30/2010	6,500,000	AJW Partners	Various	585,000	0
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	0
03/21/2006	03/21/2011	4,000,000	AJW Partners	Various	76,000	0
05/31/2007	05/31/2014	10,000,000	AJW Partners	Various	20,000	18,000
Fair value of derivative instrument liabilities for warrants					$750,982	$18,000

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value June 30, 2007

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
06/06/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	570,962
11/03/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	600,000
01/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	400,000
06/30/2005	06/30/2008	650,000	Convertible Notes	Various	1,598,361	1,015,625
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	416,667
03/21/2006	03/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,770,833
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	705,882
05/31/2007	05/31/2010	800,000	Convertible Notes	Various	1,523,810	2,125,000
Fair value of bifurcated embedded derivative instrument liabilities					$12,142,677	$7,604,969

Total derivative financial instruments					$12,893,659	$7,622,969

NOTE 5. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At June 30, 2007, the Company has an aggregate obligation to deliver at varying prices approximately 350,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At June 30, 2007, the Company has an aggregate obligation to purchase approximately 5,500 gallons of heating oil at varying prices under fixed price contracts.

NOTE 6. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,149,292 and a negative cash flow from operations of $646,801 for the three months ended June 30, 2007, as well a stockholders' deficiency of $11,007,500 at June 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2007.

FINANCIAL CONDITION

We had a net loss of $5,149,292 and a net income of $1,252,353 during the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had a cash balance of $105,540 and current liabilities of $2,075,120 with obligations aggregating $349,733 for trade creditors and accrued expenses, $135,322 in interest payable, $38,954 in a note payable, and $1,365,064 due to convertible debenture holders. In addition, we had total long-term obligations in the amount of $1,738,864 to convertible debenture holders and others. [We are not certain that our available cash will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.]

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2007 and 2006, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding, as well as attracting additional customers as described above, will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $40,323, with a balance of $28,008 included in due from related parties in current assets on June 30, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of June 30, 2007, accrued interest due to/from related parties was $0.

During the three months ended June 30, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $217,266 and $93,528, respectively, or 22.3% and 11.3%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $2,441 and $5,720, respectively.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

Overall Results Of Operations

For the three months ended June 30, 2007, we realized a net loss of $5,149,292, a decrease of $6,401,645 from the net income of $1,252,353 for the comparable prior year period. These results included non-cash income (expense) of ($4,739,569) and $1,743,608, respectively, for derivative instrument income (expense), and non-cash charges of $0 and $54,603, respectively, for amortization of stock issued to consultants as deferred compensation. This net decrease is primarily attributable to the non-cash expense derived from the valuation of the derivative instruments partially offset by a decrease in selling, general and administrative expenses and a decrease in non-cash charges.

Sales

Total net sales for the three months ended June 30, 2007 were $1,196,784 compared to $969,878 for the three months ended June 30, 2006. The increase of $226,906, or 23.4%, can be attributed to a 19.7% increase in gallons sold and a 3.1% increase in the average selling price per gallon of heating oil. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions of other businesses, principally customer lists, that closed in the preceding fiscal years.

Gross Profit

Gross profit increased to $47,534 for the three months ended June 30, 2007 compared to $18,987 for the three months ended June 30, 2006, or $28,547, with gross margin increasing to 4.0% from 2.0% for the period. Despite the increase, these margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past eighteen months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses decreased to $382,921 for the three months ended June 30, 2007, from $447,967 for the three months ended June 30, 2006, or $65,046, primarily attributable to decreased employee compensation of $14,732, decreased insurance of $9,948, decrease in bad debt of $8,744, and decreased professional fees of $52,995 offset by an increase of $12,989 in amortization costs.

Other Income (Expense)

Non-cash expense from the valuation of the derivative instruments in the amount of $4,739,569 was recognized for the three months ended June 30, 2007 as compared to income of $1,743,608 for the three months ended June 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had a cash balance of $105,540 and a negative cash flow from operations of $646.801 for the three month period then ended. Since inception through the period ended June 30, 2007, we have financed our operations through private placements of both debt and equity, as well as loans from related parties. Most recently, on May 31, 2007, the Company entered in a Securities Purchase Agreement for the sale of $800,000 of three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, on May 31, 2007. We are not certain that our cash balance at June 30, 2007 will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of June 30, 2007, dividend arrearage on the Series A Preferred Stock aggregated approximately $194,893. The Company had a stockholders’ deficiency of $11,007,500 at June 30, 2007; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of June 30, 2007 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $14,781,916. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of June 30, 2007, we had $2,075,120 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $4,207,340 as of June 30, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of June 30, 2007)
	Total	1Year or Less	More Than 1 Year

Convertible Debentures	$3,485,481	$1,435,481	$2,050,000
Accounts Payable and Accrued Expenses	349,733	349,733	0
Note Payable (a)	50,757	38,954	11,803
Accrued Interest	135,322	135,322	--
Other	186,047	186,047	--
Total Contractual Obligations	$4,207,340	$2,145,537	$2,061,803

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

Below is a discussion of our sources and uses of funds for the three months ended June 30, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $646,801 and $511,807 in the three months ended June 30, 2007 and 2006, respectively. The use of cash in operating activities for the three months ended June 30, 2007 was principally the result of a net loss of $5,149,292 and a seasonable decrease in accounts payable and accrued expenses of $787,717 partially offset by non-cash charges of $4,739,569 for derivative instrument expense, a seasonable decreases in accounts receivable of $393,195, non-cash charges of $85,751 and an increase in accrued interest of $58,165. The use of cash in operating activities for the three months ended June 30, 2006 was principally the result of a net income of $1,252,353 reduced by non-cash income of $1,743,608 and a seasonable decrease in accounts payable and accrued expenses of $394,106. This was partially offset by a seasonable decrease in accounts receivable of $232,165, non-cash charges of $136,108 and an increase in accrued interest of $69,133.

Net Cash Used In Investing Activities

We used $0 and $0 during the three months ended June 30, 2007 and 2006, respectively, for the acquisition of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2007 amounted to $632,705, principally attributable to the proceeds from convertible debentures of $760,000, net of financing costs and a net decrease in related party receivables of $40,323. This was reduced by decreases in an acquisition-related note payable and credit line balances. Net cash provided by financing activities for the three months ended June 30, 2006 amounted to $(15,499), attributable to a decrease in an acquisition-related note payable and an increase in due from related parties.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the three months ended June 30, 2007 and 2006, we had a net income (loss) of ($5,149,292) and $1,252,353, respectively. For the fiscal years ended March 31, 2007 and 2006, we had a net income (loss) of $3,389,153 and ($4,514,894), respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated September 21, 2007 on our consolidated financial statements for the fiscal year ended March 31, 2007, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Although we closed on $800,000 of convertible debentures on May 31, 2007, our business operations will be harmed if we are unable to obtain additional funding from related parties or from other investors or lenders. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain business opportunities for our product and services.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the fiscal years ended March 31, 2006 with maturity dates of June 30, 2008, November 14, 2008 and March 22, 2009 along with the additional debentures issued on May 31, 2007. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 16, 2007, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 4,289,154,407 shares of common stock at current market prices, and outstanding warrants to purchase up to 27,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.0019 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0014	5,745,872,542	92%
50%	$0.0010	8,605,308,813	95%
75%	$0.0005	17,183,617,626	97%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $3,500,000 of convertible debentures in fiscal years 2004, 2005, 2006 and 2008and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through June 30, 2007 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through May 31, 2010. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the three months ended June 30, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

4.5	Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed July 17, 2001).

4.6	Intellectual Property Security Agreement among the Company and the Initial Purchasers (Incorporated by reference to our Current Report on Form 8-K, filed July 17, 2001).

Exhibit No.	Description(1)

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

4.16	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.17	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.18	Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated June 30, 2005 (Incorporated by reference to our Form 10-QSB for the period ended June 30, 2005 filed on August 24, 2005).

4.19	Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated March 21, 2006 (incorporated by reference to our Form-10KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.20	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.19 (incorporated by reference to our Form-10KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.21	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.15 (incorporated by reference to our Form-10KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006).

4.22	Security Agreement dated May 31, 2007, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (filed herewith).

31.1	Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: September 24, 2007

By: /s/Guy Pipolo
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: September 24, 2007