Form 10QSB/A
period 2006-06-30
CLICKABLE ENTERPRISES INC
filed 2007-10-01
CIK 1045151

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

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

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005 (Unaudited)

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

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB (this “Amendment”) of Clickable Enterprises, Inc. (the "Company") for the fiscal quarter ended June 30, 2006 is to present restated financial statements for the fiscal quarters ended June 30, 2005 and June 30, 2006. As originally presented, the Company treated its convertible debentures in accordance with ETIF 00-27, Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios to Certain Convertible Instruments. The amount of the beneficial conversion feature was recorded as a discount on the debt and as a component of additional paid-in capital and the debt discount was accredited over 12 month periods as interest expense. In accordance with an SEC Interpretation issued in December, 2005, the Company has restated its financial statements for the fiscal quarters ended June 30, 2005 and June 30, 2006 in accordance with the directive of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in A Company’s Own Stock, and FASB 133, Accounting for Derivative Instruments and Hedging Activities. The restatement affects the financial statements for the fiscal quarter ended June 30, 2005 contained in the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2005, as well as the financial statements for the fiscal quarters ended June 30, 2005 and June 20, 2006 contained in the previously filed 10-QSB for the quarter ended June 30, 2006. Consequently, the financial statements at and for the quarter ended June 30, 2005 contained in the June 30, 2005 10-QSB, and the financial statements for the quarters ended June 30, 2005 and June 30, 2006 contained in the previously filed Form 10-QSB should no longer be relied upon. Note 7 to the Consolidated Financial Statements contained in this Amendment has been added to set forth the results of this restatement in detail..

The Company also has supplemented its disclosure regarding the effectiveness of its disclosure controls and procedures contained in Item 8A pursuant to Item 307 of Regulation S-B and provided new certifications as specified in Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, which are filed as Exhibits 31.1 and 31.2.

This Amendment continues to speak as of the date of the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006. Except as set forth above, this Amendment to our Form 10-QSB does not reflect events occurring after August 30, 2006 or modify or update those disclosures affected by subsequent events. The filing of this Amendment is not a representation that any statements contained in the original Quarterly Report or this Amendment No. 1 are true and complete as of any date subsequent to the date of the original Quarterly Report. The filing of this Amendment shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading

The
ii

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	(As Restated, Note 7)
	June 30, 2006	March 31, 2006
ASSETS
Current Assets
Cash	$457,489	$1,001,903
Accounts receivable, net of allowance for	296,937	577,892
doubtful accounts of $94,000 and $42,600 respectively
Inventory	96,670	47,349
Prepaid expenses	197,454	217,597
Due from related parties	22,030	15,965
Debt financing costs, net of accumulated	72,688	81,022
amortization of $27,312 and $18,978 respectively
Other current assets	0	0
Total Current Assets	$1,143,268	$1,941,728
Property and equipment, net of accumulated depreciation of $45,738 and $39,990 respectively	69,710	75,458
Intangible asset, net of accumulated
amortization of $70,497 and $51,863 respectively	507,788	526,422
Other assets	83,525	66,668
TOTAL ASSETS	$1,804,290	$2,610,275
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$180,393	$570,412
Notes payable	40,173	39,185
Due to related parties	0	0
Customer deposits	89,512	69,835
Accrued interest	1,391	6,190
Total Current Liabilities	$311,469	$685,622
Long Term Liabilities
Convertible debentures	$2,781,786	$3,430,205
Derivative Instrument Liabilities - Convertible Notes	5,970,905	7,587,817
Derivative Instrument Liabilities - Warrants	95,850	267,600
Other Accrued Expenses	14,952	19,039
Notes payable	56,182	66,604
Total Long Term Liabilities	$8,919,675	$11,371,264
TOTAL LIABILITIES	$9,231,144	$12,056,886

COMMITMENTS AND CONTINGENCIES	-	-

Series A 6% Cumulative Preferred stock, $.001 par value,
1,200 shares authorized, issued and outstanding having a	$1,171,657	$1,171,657
Redemption Value of $1,200,000.

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized
328,956,826 and 239,956,826 shares issued and outstanding, respectively	$328,957	$239,957
Additional paid-in capital	2,747,465	2,069,061
Deferred compensation	94,492	94,492
Accumulated deficit	(11,769,425)	(13,021,777)
TOTAL STOCKHOLDERS' DEFICIENCY	($8,598,511)	($10,618,267)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,804,290	$2,610,275

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended
	June 30,
	As restated (Note 7) 2006	As restated (Note 7) 2005
NET FUEL SALES (including related party sales	$969,878	$406,886
of $5,720 and $4,637 respectively)
COST OF SALES	950,891	390,712
GROSS PROFIT	$18,987	$16,174

OPERATING EXPENSES
Selling, general and administrative	$415,252	$265,288
Depreciation and amortization	32,715	10,500
TOTAL OPERATING EXPENSES	$447,967	$275,789

LOSS FROM OPERATIONS	($428,980)	($259,615)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	$1,743,608	($21,523,152)
Other income	9,874	3,174
Interest expense	(72,149)	(50,458)
TOTAL OTHER INCOME (EXPENSE)	$1,681,333	($21,570,436)

Income (Loss) before provision for income taxes	$1,252,353	($21,830,051)

Provision for income taxes	-	-

NET Income (Loss)	$1,252,353	($21,830,051)

Net Income (Loss) available to common stockholders	$1,252,353	($21,830,051)

Net Income (Loss) per share, basic and diluted	0.0044	(0.2914)

Weighted average number of common shares
outstanding - basic and diluted	284,282,913	74,912,211

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

	For The Three Months Ended
	June 30,
	As restated (Note 7) 2006	As restated (Note 7) 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,252,353	($21,830,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,715	10,500
Provision for bad debts	48,790	25,412
Recognition of deferred compensation	54,603	0
Derivative Instrument (Income) Expense	(1,743,608)	21,523,152
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	232,165	164,440
Inventory	(49,321)	11,591
Prepaid expenses	(34,460)	3,133
Other assets	251	301
Increase (decrease) in:
Accounts payable and accrued expenses	(394,106)	(270,803)
Accrued interest	69,133	50,221
Customer deposits	19,677	9,297
Net cash used in operating activities	($511,807)	($302,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$0	($4,170)
Acquisition of other current assets	(17,108)	0
Acquisition of intangible assets	0	0
Net cash used in investing activities	($17,108)	($4,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	$0	($75,000)
Increase (decrease) in Notes Payable	(9,433)	0
Decrease (Increase) in due from related parties	(6,065)	(14,045)
Proceeds from issuance of Preferred Stock	0	0
Net Proceeds from issuance of convertible debentures	0	606,667
Net cash provided by (used in) financing activities	($15,499)	$517,622

NET INCREASE (DECREASE) IN CASH	($544,414)	$210,644
CASH AT BEGINNING OF PERIOD	1,001,903	372,909
CASH AT END OF PERIOD	$457,489	$583,553

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the three months ended June 30, 2006 and June 30, 2005 were $0 and $0, respectively.
Interest paid for the three months ended June 30, 2006 and June 30, 2005 were $76,948 and $56,537, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended June 30, 2006, convertible debentures in the principal amount of $693,472 and associated accrued interest in the amount of $73,932 were converted into 89,000,000 shares of common stock at the election of the holders.

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Changes In
Stockholders’ Deficiency
For The Three Months Ended June 30, 2006
(Unaudited)

	Common Stock		Additional	Accumulated	Deferred Equity
	Shares	Amount	Paid in Capital	Deficit	Compensation	Total
Balance, April 1, 2006	239,956,826	$239,957	$2,069,061	($13,021,777)	$94,492	($10,618,267)

Conversion of Debentures and accrued interest	89,000,000	89,000	678,404			$767,404

Net gain for the period				1,252,353		$1,252,353

Balance, June 30, 2006	328,956,826	$328,957	$2,747,465	($11,769,425)	$94,492	($8,598,511)

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

(D) Loss Per Share

Basic and diluted net income (loss) per common share for the three months ended June 30, 2006 and 2005 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. Based on the closing market price of the Company’s common stock on June 30, 2006 and 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 613,252,521 and 332,788,014, respectively. Additionally, 17.000,000 and 10,500,000 stock purchase warrants were exercisable at June 30, 2006 and June 30, 2005, respectively, and also were not included in the weighted-average number of common shares outstanding.

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

During the three months ended June 30, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $6,065, with a balance of $22,030 included in due from related parties in current assets on June 30, 2006 compared to a balance of $15,965 included in due from related parties in current assets on March 31, 2006. As of June 30, 2006, accrued interest due to/from related parties was $0.

During the three months ended June 30, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $93,528 and $21,698, respectively, or 11.3% and 5.8%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $5,720 and $4,637, respectively.

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of June 30, 2006
(Unaudited)

NOTE 3.	CONVERTIBLE DEBENTURES

The Company has issued secured convertible debentures, and issued stock purchase warrants, in connection with a number of financing transactions. Each of these issuances contain a conversion feature which results in a formula calculation and issuing varying amount of shares upon conversion, as such, the conversion features are required to be accounted for as embedded derivative liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and SFAS 133, Accounting for Derivative Instruments and Hedging Activities

During the three months ended June 30, 2006, $69,133 has been charged to interest expense.

As of June 30, 2006, the balance of accrued interest on all of the convertible debentures is $1,391 which is included in current liabilities.

During the three months ended June 30, 2006, convertible debentures in the principal amount of $693,472 and associated accrued interest in the amount of $73,932 were converted into 89,000,000 shares of common stock at the election of the holders.

NOTE 4	DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 109% based on a review of the historical volatility. The risk-free rates of return used ranged from 5.10% to 5.16% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At June 30, 2006, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding.

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value at June 30, 2006

6/6/2003	6/5/2008	1,500,000	AJW Partners	Various	$0	$6,000
11/3/2003	11/3/2008	1,500,000	AJW Partners	Various	0	7,350
1/16/2004	1/16/2009	1,000,000	AJW Partners	Various	0	5,400
6/30/2005	6/30/2010	6,500,000	AJW Partners	Various	585,000	33,800
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	14,500
3/21/2006	3/21/2011	4,000,000	AJW Partners	Various	76,000	28,800
Fair value of derivative instrument liabilities for warrants					$730,982	$95,850

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of June 30, 2006
(Unaudited)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value June 30, 2006

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$655,821
6/6/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	521,053
11/3/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	521,053
1/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	347,368
6/30/2005	6/30/2008	650,000	Convertible Notes	Various	1,598,361	959,795
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	383,772
3/21/2006	3/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,578,947
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	1,003,096
Fair value of bifurcated embedded derivative instrument liabilities					$10,618,867	$5,970,905

Total derivative financial instruments					$11,349,849	$6,066,755

NOTE 5.	COMMITMENTS AND CONTINGENCIES

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
As reflected in the accompanying consolidated financial statements, the Company had a net income of $1,252,353 and a negative cash flow from operations of $511,807 for the three months ended June 30, 2006, as well a stockholders' deficiency of $8,598,511 at June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

NOTE 7	FINANCIAL STATEMENTS RESTATEMENT

In accordance with a Securities & Exchange directive, dated December 1, 2005, issuers should follow the directive of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, A Company’s Own Stock and also refer to FASB 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with these pronouncements, the Company has restated its financial statements retroactively at and for the three months ended June 30, 2005.

The following are the restatements:

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of June 30, 2006
(Unaudited)

Consolidated Balance Sheet at June 30, 2006
	As Restated	As Previously Reported
Long-term Liabilities
Accounts Payable and Other Accrued Expenses	$180,393	$179,209
Accrued Interest	1,391	684,711
Convertible Debentures	2,781,786	947,587
Derivative Instrument Liabilities-Convertible Notes	5,907,905	- 0 -
Derivative Instrument Liabilities-Warrants	95,850	- 0 -

Series A Preferred Stock	$1,171,657	$1

Stockholders’ Deficiency
Additional Paid in Capital	$2,747,465	$6,699,317
Accumulated Deficit	(11,769,425)	(7,330,802)

Total Stockholders’ Deficiency	($8,598,511)	($208,036)

Consolidated Statement of Operations for the Three Months Ended June 30, 2006

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$(72,149)	$(219,801)
Derivative Instrument Income (Expense)	1,743,608	- 0 -
Total Other Income (Expense)	1,681,333	(209,928)
Income (Loss) Before Provision for Income Taxes	1,252,353	(638,908)
Net Income (Loss)	1,252,353	(638,908)
Amortization of Beneficial Conversion Feature on Series A Preferred Stock	-0-	(17,647)
Net Income (Loss) Available to Common Stockholders	1,252,353	(656,555)
Net Loss Per Share, Basic and Diluted	0.0044	(0.0023)

Statement of Cash Flows for the Three Months Ended June 30, 2006

	As Restated	As Previously Reported

Net Income (Loss)	$1,252,353	$(638,908)
Amortization of Beneficial Conversion Debt Discount Expense	-0-	161,310
Accrued Interest	69,133	55,475
Derivative Instrument (Income )Expense	(1,743,608)	- 0 -

Consolidated Statement of Operations for the Three Months Ended June 30, 2005

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$(50,458)	$(49,974)
Derivative Instrument Expense	(21,523,152)	- 0 -
Total Other Income (Expense)	(21,570,436)	(46,800)
Loss Before Provision for Income Taxes	(21,830,051)	(306,415)
Net Loss	(21,830,051)	(306,415)
Net Loss Available to Common Stockholders	(21,830,051)	(324,062)
Net Loss Per Share, Basic and Diluted	(0.2914)	(0.0043)

Statement of Cash Flows for the Three Months Ended June 30, 2005

As Restated		As Previously Reported
Net Loss	$(21,830,051)	$(306,415)
Accrued Interest	50,221	49,737
Derivative Instrument Expense	21,523,152	- 0 -

Item 2.	Management's Discussion And Analysis Or Plan Of Operation

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

FINANCIAL CONDITION

We had a net income of $1,252,353 and a net loss of $21,830,051 during the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had a cash balance of $457,489 and current liabilities of $311,469 with obligations aggregating $180,393 for trade creditors and accrued expenses, $1,391 in interest payable, $40,173 in a note payable, as well as total long-term obligations in the amount of $3,270,128 to convertible debenture holders and others. [We believe that our available cash will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.]

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

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $6,065, with a balance of $22,030 included in from related parties in current assets on June 30, 2006 compared to a balance of $15,965 included in due from related parties in current assets on March 31, 2006. As of June 30, 2006, accrued interest due to/from related parties was $0.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Overall Results Of Operations

For the three months ended June 30, 2006, we realized a net income of $1,252,353, an increase of $23,082,404 from the net loss of $21,830,051 for the comparable prior year period. These results included non-cash income (expense) of $1,743,608 and ($21,532,152), respectively, for derivative instrument income (expense), and non-cash charges of $54,603 and $0, respectively, for amortization of stock issued to consultants as deferred compensation. This net gain is primarily attributable to the non-cash income (expense) derived from the valuation of the derivative instruments offset by an increase in selling, general and administrative expenses and the increase in non-cash charges.

Sales

Total net sales for the three months ended June 30, 2006 were $969,878 compared to $406,886 for the three months ended June 30, 2005. The increase of $562,992, or 138.4%, can be attributed to a substantial increase in the average selling price per gallon of heating oil to $2.35 from $1.76, or 33.8%, caused by world market conditions, and a 78.2% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions of other businesses, principally customer lists, that closed in the preceding fiscal years as well as through marketing activities.

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

Other Income (Expense)

Non-cash income from the valuation of the derivative instruments in the amount of $1,743,608 was recognized for the three months ended June 30, 2006 as compared to an expense of $21,523,152 for the three months ended June 30, 2005.

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

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of June 30, 2006, dividend arrearage on the Series A Preferred Stock aggregated approximately $122,893. The Company had a stockholders’ deficiency of $8,598,511 at June 30, 2006; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of June 30, 2006 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $11,769,425. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of June 30, 2006, we had $311,469 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $3,581,597 as of June 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	(as of June 30, 2006)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,198,994	$--	$3,198,994
Accounts Payable and Accrued
Expenses	195,345	180,393	14,952
Note Payable (a)	96,355	40,173	56,182
Accrued Interest	1,391	1,391	--
Other	89,512	89,512	--
Total Contractual Obligations	3,581,597	$311,469	$3,270,128

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

Net Cash Used In Operating Activities

Net cash used in operating activities was $511,807 and $302,807 in the three months ended June 30, 2006 and 2005, respectively. The use of cash in operating activities for the three months ended June 30, 2006 was principally the result of a net income of $1,252,353 reduced non-cash income of $1,743,608 and seasonable decreases in accounts payable of $394,106 as heating purchasing decreased with end of colder weather. This was partially offset by a seasonable decrease in accounts receivable of $232,165, non-cash charges of $136,108 and an increase in accrued interest of $69,133. The use of cash in operating activities for the three months ended June 30, 2005 was principally the result of a net loss of $21,830,051 and the seasonable decrease in accounts payable of $270,803, offset by seasonable decrease in accounts receivable of $164,440, an increase in accrued interest of $50,221, non-cash expenses of $35,912 and non-cash derivative instrument expense of $21,523,152.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the three months ended June 30, 2006 and 2005, we had a net income (loss) of $1,252,353 and $(21,830,051), respectively. For the fiscal years ended March 31, 2006 and 2005, we had net losses of $4,514,894 and $3,281,898, respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated August 16, 2007 on our consolidated financial statements for the fiscal year ended March 31, 2006, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the fiscal year ended March 31, 2006 with a maturity dates of June 30, 2008 and March 22, 2009. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of August 14, 2006, we had 383,564,587 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 665,459,555 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

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

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.028 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0075	904,279,407	70%
50%	$0.0050	1,347,919,111	78%
75%	$0.0025	2,678,838,221	87%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $2,700,000 of convertible debentures in fiscal years 2004, 2005 and 2006 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,218,955 through June 30, 2006 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

(B) Changes In Internal Controls

The Company has had to restate its financial statements for the fiscal quarter ended June 30, 2005, due primarily to the application of EITF 00-19.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. Other than as stated above, during the three months ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 30, 2007

By: /s/Guy Pipolo
------------------------
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: August 30, 2007