Form 10QSB
period 2006-12-31
CLICKABLE ENTERPRISES INC
filed 2007-10-03
CIK 1045151

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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
Condensed Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and March 31, 2006
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2006 and 2005 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2006 and 2005 (Unaudited)
Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the Nine Months Ended December 31, 2006 (Unaudited)
Notes to Condensed Consolidated Financial Statements as of December 31, 2006 (Unaudited)

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

ii

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2006	2006
ASSETS
Current Assets
Cash	$385,497	$1,001,903
Accounts receivable, net of allowance for doubtful accounts of $63,000 and $42,600 respectively	589,754	577,892
Inventory	108,855	47,349
Prepaid expenses	130,453	217,597
Due from related parties	64,898	15,965
Debt financing costs, net of accumulated amortization of $43,978 and $18,978 respectively	56,022	81,022
Total Current Assets	$1,335,479	$1,941,728
Property and equipment, net of accumulated depreciation of $57,977 and $39,990 respectively	79,255	75,458
Intangible asset, net of accumulated amortization of $107,812 and $51,863 respectively	981,474	526,422
Other assets	80,108	66,668
TOTAL ASSETS	$2,476,316	$2,610,275
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$1,138,538	$570,412
Deferred Revenue	37,760	0
Notes payable	229,224	39,185
Credit Lines	40,249	0
Customer deposits	212,147	69,835
Accrued interest	24,676	6,190
Convertible debentures (Current portion)	734,985	0
Total Current Liabilities	$2,417,579	$685,622
Long Term Liabilities
Convertible debentures	$1,627,067	$3,430,205
Derivative Instrument Liabilities - Convertible Notes	4,504,817	7,587,817
Derivative Instrument Liabilities - Warrants	7,800	267,600
Other Accrued Expenses	652	19,039
Notes payable	34,545	66,604
Total Long Term Liabilities	$6,174,881	$11,371,264
TOTAL LIABILITIES	$8,592,460	$12,056,886

COMMITMENTS AND CONTINGENCIES	-	-

Series A 6% Cumulative Preferred stock, $.001 par value, 1,200 shares authorized, issued and outstanding having a Redemption Value of $1,200,000.	$1,171,657	$1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized 481,194,033 and 239,956,826 shares issued and outstanding, respectively	$481,194	$239,957
Additional paid-in capital	3,198,731	2,069,061
Deferred compensation	94,492	94,492
Accumulated deficit	(11,062,218)	(13,021,777)
TOTAL STOCKHOLDERS' DEFICIENCY	($7,287,802)	($10,618,267)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,476,316	$2,610,275

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
		As restated (Note 7)		As Restated (Note 7)
	2006	2005	2006	2005
NET FUEL SALES (including related party sales of $113,392 and $47,812 respectively)	$2,023,945	$1,829,303	$3,988,432	$2,611,694
COST OF SALES	1,887,669	1,652,585	3,825,319	2,395,743
GROSS PROFIT	$136,276	$176,718	$163,113	$215,950

OPERATING EXPENSES
Selling, general and administrative	$368,271	$376,479	$1,137,044	$911,419
Depreciation and amortization	36,913	34,867	98,936	65,455
TOTAL OPERATING EXPENSES	$405,184	$411,346	$1,235,979	$976,873

LOSS FROM OPERATIONS	($268,908)	($234,627)	($1,072,867)	($760,923)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	$547,184	$768,690	$3,203,967	($1,310,336)
Other income	2,249	6,249	20,137	23,232
Interest expense	(57,710)	(74,694)	(191,679)	(192,546)
TOTAL OTHER INCOME (EXPENSE)	$491,723	$700,245	$3,032,426	($1,479,650)

Income (Loss) before provision for income taxes	$222,815	$465,617	$1,959,559	($2,240,573)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$222,815	$465,617	$1,959,559	($2,240,573)

Net Income (Loss) available to common stockholders	$222,815	$465,617	$1,959,559	($2,240,573)

Net Income (Loss) per share, basic and diluted	$0.0005	$0.0042	$0.0052	($0.0251)

Weighted average number of common sharesoutstanding - basic and diluted	467,071,612	110,529,869	377,295,161	89,345,917

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

	For The Nine Months Ended
	December 31,
		As Restated (Note 7)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,959,559	($2,240,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,936	65,455
Provision for bad debts	17,595	8,762
Recognition of deferred compensation	147,143	97,795
Derivative Instrument (Income) Expense	(3,203,967)	1,310,336
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(29,457)	(219,552)
Inventory	(61,506)	(28,853)
Prepaid expenses	(59,999)	6.386
Other assets	3,668	685
Increase (decrease) in:
Accounts payable and accrued expenses	325,739	101,840
Deferred Revenue	37,760	0
Accrued interest	182,407	187,753
Customer deposits	142,312	63,969
Net cash used in operating activities	($439,810)	($645,998)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	($21,785)	($17,836)
Acquisition of other current assets	(17,108)	0
Acquisition of intangible assets	(100,000)	(230,792)
Net cash used in investing activities	($138,893)	($248,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	$0	($75,000)
Increase (decrease) in Credit lines	40,249	0
Increase (decrease) in Notes Payable	(29,020)	0
Decrease (Increase) in due from related parties	(48,933)	(33,424)
Proceeds from issuance of convertible debentures	0	856,667
Net cash provided by (used in) financing activities	($37,703)	$748,242

NET INCREASE (DECREASE) IN CASH	($616,406)	($146,383)
CASH AT BEGINNING OF PERIOD	1,001,903	372,909
CASH AT END OF PERIOD	$385,497	$226,526

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the nine months ended December 31, 2006 and December 31, 2005 were $0 and $0, respectively.
Interest paid for the nine months ended December 31, 2006 and December 31, 2005 were $173,192 and $624,534, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 31, 2006, convertible debentures in the principal amount of $1,206,986 and associated accrued interest in the amount of $163,921 were converted into 241,237,207 shares of common stock at the election of the holders.

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of December 31, 2006
(Unaudited)

	Common Stock		Additional	Accumulated	Deferred Equity
	Shares	Amount	Paid in Capital	Deficit	Compensation	Total
Balance, April 1, 2006	239,956,826	$239,957	$2,069,061	($13,021,777)	$94,492	($10,618,267)

Conversion of Debentures and accrued interest	241,237,207	241,237	1,129,669			$1,370,907

Net gain for the period				1,959,559		$1,959,559

Balance, December 31, 2006	481,194,033	$481,194	$3,198,731	($11,062,218)	$94,492	($7,287,802)

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of December 31, 2006
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

(D) Loss Per Share

Basic and diluted net income (loss) per common share for the nine months ended December 31, 2006 and 2005 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to net losses incurred in all periods presented. Based on the closing market price of the Company’s common stock on December 31, 2006 and 2005, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 2,049,797,791 and 477,663,362 respectively. Additionally, 17.000,000 and 13,000,000 stock purchase warrants were exercisable at December 31, 2006 and December 31, 2005, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the nine months ended December 31, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2006 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2006. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2.  RELATED PARTY TRANSACTIONS ,

During the nine months ended December 31, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Fl,aw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $48,933, with a balance of $64,898 included in due from related parties in current assets on December 31, 2006 compared to a balance of $15,965 included in due from related parties in current assets on March 31, 2006. As of December 31, 2006, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $403,221 and $93,161, respectively, or 12.1% and 4.5%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $113,392 and $47,812, respectively.

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of December 31, 2006
(Unaudited)

NOTE 3. CONVERTIBLE DEBENTURES

The Company has issued secured convertible debentures, and issued stock purchase warrants, in connection with a number of financing transactions. Each of these issuances contain a conversion feature which results in a formula calculation and issuing varying amount of shares upon conversion, as such, the conversion features are required to be accounted for as embedded derivative liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and SFAS 133, Accounting for Derivative Instruments and Hedging Activities

During the nine months ended December 31, 2006, $182,407 has been charged to interest expense.

As of December 31, 2006, the balance of accrued interest on all of the convertible debentures is $24,676 which is included in current liabilities.

During the nine months ended December 31, 2006, convertible debentures in the principal amount of $1,206,986 and associated accrued interest in the amount of $163,921 were converted into 241,237,207 shares of common stock at the election of the holders.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 105.83% based on a review of the historical volatility. The risk-free rates of return used ranged from 4.7% to 5.0% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At December 31, 2006, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding.

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value at December 31, 2006

6/6/2003	6/5/2008	1,500,000	AJW Partners	Various	$0	$150
11/3/2003	11/3/2008	1,500,000	AJW Partners	Various	0	300
1/16/2004	1/16/2009	1,000,000	AJW Partners	Various	0	300
6/30/2005	6/30/2010	6,500,000	AJW Partners	Various	585,000	2,600
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	1,250
3/21/2006	3/21/2011	4,000,000	AJW Partners	Various	76,000	3,200
Fair value of derivative instrument liabilities for warrants					$730,982	$7,800

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of December 31, 2006
(Unaudited)

Issue Date	Due Date	Original Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value December 31, 2006

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
6/6/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	418,705
11/3/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	440,000
1/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	293,333
6/30/2005	6/30/2008	650,000	Convertible Notes	Various	1,598,361	830,556
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	333,333
3/21/2006	3/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,388,889
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	800.000
Fair value of bifurcated embedded derivative instrument liabilities					$10,618,867	$4,504,817

Total derivative financial instruments					$11,349,849	$4,512,617

NOTE 5. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At December 31, 2006, the Company has an aggregate obligation to deliver at varying prices approximately 150,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At December 31, 2006, the Company has an aggregate obligation to purchase 264,600 gallons of heating oil at varying prices under fixed price contracts.

NOTE 6.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net income of $1,959,559 and a negative cash flow from operations of $439,810 for the nine months ended December 31, 2006, as well a stockholders' deficiency of $7,287,802 at December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

NOTE 7 FINANCIAL STATEMENTS RESTATEMENT

In accordance with a Securities & Exchange directive, dated December 1, 2005, issuers should follow the directive of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, A Company’s Own Stock and also refer to FASB 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with these pronouncements, the Company has restated its financial statements retroactively at and for the nine months ended December 31, 2005.

The following are the restatements:

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of December 31, 2006
(Unaudited)

Consolidated Statement of Operations for the Three Months Ended December 31, 2005

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$(74,694)	$(99,733)
Derivative Instrument Income (Expense)	768,690	-0-
Total Other Income (Expense)	700,245	(93,484)
Income (Loss) before Provision for Income Taxes	465,617	(328,111)
Net Income (Loss)	465,617	(328,111)
Net Income (Loss) Available to Common Stockholders 465,617	(345,758)
Net Income (Loss) Per Share, Basic and Diluted	.0042	(0.0030)

Consolidated Statement of Operations for the Nine Months Ended December 31, 2005

Other Income (Expense)	As Restated	As Previously Reported

Interest Expense	$(192,546)	$(269,046)
Derivative Instrument Income (Expense)	(1,310,336)	-0-
Total Other Income (Expense)	(1,479,650)	(245,794)
Income (Loss) before Provision for Income Taxes	(2,240,573)	(1,006,737)
Net Income (Loss)	(2,240,573)	(1,006,737)
Net Income (Loss) Available to Common Stockholders (2,240,573)	(1,059,678)
Net Income (Loss) Per Share, Basic and Diluted	(0.0251)	(0.0116)

Statement of Cash Flows for the Nine Months Ended December 31, 2005

	As Restated	As Previously Reported

Net Income (Loss)	$(2,240,573)	$(1,006,737)
Amortization of beneficial conversion debt discount	-0-	120,238
Accrued Interest	187,753	144,015
Derivative Instrument (Income) Expense	1,310,336	-0-

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

FINANCIAL CONDITION

We had a net income of $1,959,559 and a net loss of $2,240,573 during the nine months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had a cash balance of $385,497 and current liabilities of $2,417,579 with obligations aggregating $1,138,538 for trade creditors and accrued expenses, $24,676 in interest payable, $229,224 in notes payable. Also included in current liabilities is $734,985 for the current portion (less than one year) due to convertible debenture holders. In addition, total long-term obligations in the amount of $1,662,264 are due to convertible debenture holders and others.

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

RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2006, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $48,933, with a balance of $64,898 included in due from related parties in current assets on December 31, 2006 compared to a balance of $15,965 included in due from related parties in current assets on March 31, 2006. As of December 31, 2006, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2006 and 2005, the Company purchased oil for resale from NRG and Flaw in the amount of $403,221 and $93,161, respectively, or 12.1% and 4.5%, respectively, of total heating oil purchased, and had fuel sales to NRG and Flaw in the amount of $113,392 and $47,812, respectively.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2006 TO THE NINE MONTHS ENDED DECEMBER 31, 2005

Overall Results Of Operations

For the nine months ended December 31, 2006, we realized a net income of $1,959,559, an increase of $4,200,132 from the net loss of $2,240,573 for the comparable prior year period. These results included non-cash income (expense) of $3,203,967 and ($1,310,336), respectively, for derivative instrument income (expense), and non-cash charges of $147,143 and $97,795, respectively, for amortization of stock issued to consultants as deferred compensation. This net gain is primarily attributable to the non-cash income (expense) derived from the valuation of the derivative instruments offset by an increase in selling, general and administrative expenses and the increase in non-cash charges.

Sales

Total net sales for the nine months ended December 31, 2006 were $3,988,432 compared to $2,611,694 for the nine months ended December 31, 2005. The increase of $1,376,738, or 52.7%, can be predominatly attributed to a 50.6% increase in gallons sold in the current period compared to the earlier period. The increase in gallons sold is attributable to a larger customer base that increased through acquisitions of other businesses, principally customer lists, that closed in the preceding fiscal years, as well as through marketing activities.

Gross Profit

Gross profit decreased to $163,113 for the nine months ended December 31, 2006 compared to $215,950 for the nine months ended December 31, 2005, or $52,837 with gross margin decreasing to 4.1% from 8.3% for the period. The decrease was partially attributable to an increase in trucking and other transportation costs. Also, margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market. In the recent trend toward high prices that has occurred for the past eighteen months, fewer customers elected fixed price contracts. Such contracts allow the related purchase requirements to be hedged and, therefore, typically generate greater gross margins than selling and purchasing on the spot market allow. As prices decrease to more traditional levels, or stabilize, it is anticipated that customers will generally elect fixed price contracts in greater proportions.

Operating Expenses

Total operating expenses increased to $1,235,979 for the nine months ended December 31, 2006, from $976,873 for the nine months ended December 31, 2005, or $259,106, primarily attributable to increased employee compensation of $100,948, increased office rent expense of $18,346, increased insurance of $25,251, an increase of $33,481 in amortization costs and increase in advertising of $22,279.

Other Income (Expense)

Non-cash income from the valuation of the derivative instruments in the amount of $3,203,967 was recognized for the nine months ended December 31, 2006 as compared to an expense of $1,310,336 for the nine months ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had a cash balance of $385,497 and a negative cash flow from operations of $439,810 for the nine month period then ended. Since inception through the period ended December 31, 2006, we have financed our operations through private placements of both debt and equity, as well as loans from related parties. Most recently, on March 21, 2006, the Company entered in a Securities Purchase Agreement for the sale of $1,000,000 of three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, on March 22, 2006.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of nine percent (6%) per annum, payable in arrears on March 31, December 31, December 31 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of December 31, 2006, dividend arrearage on the Series A Preferred Stock aggregated approximately $159,189. The Company had a stockholders’ deficiency of $7,287,802 at December 31, 2006; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of December 31, 2006 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $11,062,218. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of December 31, 2006, we had $2,417,579 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

	Contractual Obligations
	(as of December 31, 2006)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$2,685,481	$785,481	$1,900,000
Accounts Payable and Accrued Expenses	1,139,190	1,138,538	652
Note Payable (a)	263,769	229,224	34,545
Accrued Interest	24,676	24,676	--
Other	290,156	290,156	--
Total Contractual Obligations	4,403,272	$2,468,075	$1,935,197

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

Below is a discussion of our sources and uses of funds for the nine months ended December 31, 2006 and 2005.

Net Cash Used In Operating Activities

Net cash used in operating activities was $439,810 and $645,998 in the nine months ended December 31, 2006 and 2005, respectively. The use of cash in operating activities for the nine months ended December 31, 2006 was principally the result of a net income of $1,959,559 reduced by non-cash income of $3,203,967. This was partially offset by non-cash charges of $263,674, an increase in accrued interest of $182,407 and seasonable increase in accounts payable of $325,739. The use of cash in operating activities for the nine months ended December 31, 2005 was principally the result of a net loss of $2,240,573 and a seasonable increase in accounts receivable of $ 219,552. This was partially offset by non-cash charges of $172,012, an increase in accrued interest of $187,753, a seasonable increase in accounts payable of $101,840.and non-cash derivative instrument expense of $1,310,336.

Net Cash Used In Investing Activities

We used $17,108 during the nine months ended December 31, 2006 for the acquisition of other assets and $21,785 and $17,836 during the nine months ended December 31, 2006 and 2005, respectively, for the acquisition of property and equipment. We also used $100,000 and $230,792 during the nine months ended December 31, 2006 and 2005, respectively, for the acquisition of intangible assets.

Net Cash Provided By Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2006 amounted to $37,703, attributable to a decrease in an acquisition-related note payable and an increase in due from related parties, offset by an increase in the balance of our credit lines. Net cash provided by financing activities for the nine months ended December 31, 2005 was $748,242, principally from the proceeds from the issuance of $856,667 of convertible debentures (net of prepaid interest withheld), offset by transaction costs of $75,000.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the nine months ended December 31, 2006 and 2005, we had a net income (loss) of $1,959,559 and ($2,240,573), respectively. For the fiscal years ended March 31, 2006 and 2005, we had net losses of $4,514,894 and $3,281,898, respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and September 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the fiscal year ended March 31, 2006 with a maturity dates of December 31, 2008 and March 22, 2009. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of February 28, 2007, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 1,366,531,861 shares of common stock at current market prices, and outstanding warrants to purchase up to 17,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

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

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.028 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.0034	1,839,042,481	79%
50%	$0.0023	2,750,063,721	85%
75%	$0.0011	5,483,127,442	92%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $2,700,000 of convertible debentures in fiscal years 2004, 2005 and 2006 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through December 31, 2006 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through March 22, 2009. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

The Company has had to restate its financial statements for the fiscal years ended March 31, 2006 and March 31, 2005, due primarily to the application of EITF 00-19.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. Other than as stated above, during the nine months ended December 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.15
Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated December 31, 2005 (Incorporated by reference to our Form 10-QSB for the period ended December 31, 2005 filed on August 24, 2005).

4.16	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended December 31, 2005 filed on August 24, 2005).

4.17	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended December 31, 2005 filed on August 24, 2005).

4.18
Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated December 31, 2005 (Incorporated by reference to our Form 10-QSB for the period ended December 31, 2005 filed on August 24, 2005).

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