Form 10QSB
period 2007-09-30
CLICKABLE ENTERPRISES INC
filed 2007-11-16
CIK 1045151

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 13, 2007, there were 481,194,033 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant’s series a preferred stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Clickable Enterprises, Inc.
Index To Form 10-QSB

Part I-Financial Information

Part II-Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

ii

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Current Assets
Cash	$167,820	$119,639
Accounts receivable, net of allowance for doubtful accounts of $166,000 and $151,000 respectively	180,251	795,710
Inventory	53,875	67,769
Prepaid expenses	4,829	61,625
Due from related parties	4,901	68,331
Debt financing costs, net of accumulated amortization of $73,423 and $52,312 respectively	66,577	47,688
Other current assets	0	0
Total Current Assets	$478,254	$1,160,762
Property and equipment, net of accumulated depreciation of $77,589 and $64,298 respectively	59,319	72,610
Intangible asset, net of accumulated amortization of $191,831 and $132,537 respectively	738,877	798,171
Other assets	80,608	80,108
TOTAL ASSETS	$1,357,058	$2,111,651
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$384,959	$1,137,451
Credit Lines	0	129,950
Deferred Revenue	28,773	35,531
Notes payable	31,073	105,112
Due to related parties	0	0
Customer deposits	163,151	114,160
Accrued interest	204,910	77,157
Convertible debentures (current portion)	1,392,547	749,784
Total Current Liabilities	$2,205,412	$2,349,145
Long Term Liabilities
Convertible debentures	$1,761,834	$1,659,826
Derivative Instrument Liabilities - Convertible Notes	4,747,296	2,765,915
Derivative Instrument Liabilities - Warrants	12,000	0
Other Accrued Expenses	0	0
Notes payable	0	23,316
Total Long Term Liabilities	$6,521,130	$4,449,057
TOTAL LIABILITIES	$8,726,542	$6,798,202

COMMITMENTS AND CONTINGENCIES	$0	$0

Series A 6% convertible Preferred stock, $.001 par value,
1,200 shares authorized, issued and outstanding having a Redemption Value of $1,200,000.	$1,171,657	$1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized
481,194,033 and 481,194,033 shares issued and outstanding, respectively	$481,194	$481,194
Additional paid-in capital	3,198,731	3,198,731
Deferred compensation	94,492	94,492
Accumulated deficit	(12,315,558)	(9,632,624)
TOTAL STOCKHOLDERS' DEFICIENCY	($8,541,142)	($5,858,207)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,357,058	$2,111,651

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET FUEL SALES (including related party sales	$658,745	$994,609	$1,855,528	$1,964,487
of $4,073 and $19,799 respectively)
COST OF SALES	664,447	986,760	1,813,696	1,937,650
GROSS PROFIT	($5,703)	$7,849	$41,832	$26,837

OPERATING EXPENSES
Selling, general and administrative	$234,929	$353,521	$572,146	$768,773
Depreciation and amortization	47,992	29,307	93,696	62,023
TOTAL OPERATING EXPENSES	$282,921	$382,828	$665,843	$830,795

LOSS FROM OPERATIONS	($288,624)	($374,979)	($624,011)	($803,959)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	$2,801,417	$913,175	($1,938,152)	$2,656,783
Other income	25,664	8,015	29,776	17,888
Interest expense	(72,099)	(61,819)	(150,547)	(133,968)
TOTAL OTHER INCOME (EXPENSE)	$2,754,982	$859,370	($2,058,924)	$2,540,703

Income (Loss) before provision for income taxes	$2,466,358	$484,391	($2,682,934)	$1,736,744

Provision for income taxes	-	-	-	-
Net Income (Loss)	$2,466,358	$484,391	($2,682,934)	$1,736,744

Net Income (Loss) available to common stockholders	$2,466,358	$484,391	$(2,682,934)	$1,736,744

Net Income (Loss) per share, basic and diluted	$0.0051	$0.0013	$(0.0056)	$0.0052

Weighted average number of common shares
outstanding - basic and diluted	481,194,033	380,530,958	481,194,033	332,406,935

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Cash Flows
(Unaudited)

	For The Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	($2,682,934)	$1,736,744
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,696	62,023
Provision for bad debts	794	35,352
Recognition of deferred compensation	0	100,873
Derivative Instrument (Income) Expense	1,938,152	(2,656,783)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	614,666	257,050
Inventory	13,894	(145,436)
Prepaid expenses	56,795	(818)
Other assets	0	3,668
Increase (decrease) in:
Accounts payable and accrued expenses	(752,491)	(347,734)
Deferred Revenue	(6,758)	18,485
Accrued interest	127,753	128,341
Customer deposits	48,991	87,415
Net cash used in operating activities	($547,443)	($720,821)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$0	($5,872)
Acquisition of other current assets	(500)	(17,108)
Acquisition of intangible assets	0	0
Net cash used in investing activities	($500)	($22,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Credit Lines	($129,950)	$0
Increase (decrease) in Notes Payable	(97,355)	(19,105)
Decrease (Increase) in due from related parties	63,430	28,661
Proceeds from issuance of convertible debentures	800,000	0
Finance Charge - Convertible Debentures	(40,000)	0
Net cash provided by (used in) financing activities	$596,125	$9,557

NET INCREASE (DECREASE) IN CASH	$48,182	($734,245)
CASH AT BEGINNING OF PERIOD	119,639	1,001,903
CASH AT END OF PERIOD	$167,820	$267,658

See accompanying notes to condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the six months ended September 30, 2007 and September 30, 2006 were $0 and $0, respectively.

Interest paid for the six months ended September 30, 2007 and September 30, 2006 were $8,002 and $139,555, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended September 30, 2007, stock purchase warrants exercisable for 10,000,000 shares of common stock were issued in connection with closings on $800,000 of convertible debentures had no effect on cash.

See accompanying notes to condensed consolidated financial statements

Clickable Enterprises, Inc. And Subsidiary
Condensed Consolidated Statement Of Changes In
Stockholders’ Deficiency
For The Six Months Ended September 30, 2007
(Unaudited)

	Common Stock		Additional	Accumulated	Deferred Equity
	Shares	Amount	Paid in Capital	Deficit	Compensation	Total
Balance, April 1, 2007	481,194,033	$481,194	$3,198,731	($9,632,624)	$94,492	($5,858,207)

Net Income (Loss) for the period				(2,682,934)		($2,682,934)

Balance, September 30, 2007	484,194,033	$481,194	$3,198,731	($12,315,558)	$94,492	($8,541,142)

See accompanying notes to condensed consolidated financial statements

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

(D) Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the six months ended September 30, 2007 and 2006 are computed based upon the weighted-average number of common shares outstanding. The assumed conversion of common stock equivalents was not included in the computation of diluted income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to net loss incurred for the six months ended September 30, 2007. Based on the closing market price of the Company’s common stock on September 2007 and 2006, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the amount of 4,990,442,972 and 907,192,442, respectively. Additionally, 27.000,000 and 17,000,000 stock purchase warrants were exercisable at September 30, 2007 and September 30, 2006, respectively, and also were not included in the weighted-average number of common shares outstanding.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of and for the six months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of March 31, 2007 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended March 31, 2007. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $63,430, with a balance of $4,901 included in due from related parties in current assets on September 30, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of September 30, 2007, accrued interest due to/from related parties was $0.

During the six months ended September 30, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $407,246 and $281,699, respectively, or 27.0% and 17.0%, respectively, of total heating oil purchased, and had fuel sales to NRG, Nexgen and Flaw in the amount of $4,073 and $19,799, respectively.

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

During the six months ended September 30, 2007, $127,753 has been charged to interest expense.

As of September 30, 2007, the balance of accrued interest on all of the convertible debentures is $204,910 which is included in current liabilities. The total amount of convertible debentures as of September 30, 2007 is $3,485,491.

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

NOTE 4  DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 66% based on a review of the historical volatility. The risk-free rates of return used ranged from 3.43% to 4.38% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

Clickable Enterprises, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements
As Of September 30, 2007
(Unaudited)

At September 30, 2007, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding.

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value September 30, 2007

06/06/2003	06/05/2008	1,500,000	AJW Partners	Various	$0	$0
11/03/2003	11/03/2008	1,500,000	AJW Partners	Various	0	0
01/16/2004	01/16/2009	1,000,000	AJW Partners	Various	0	0
06/30/2005	06/30/2010	6,500,000	AJW Partners	Various	585,000	0
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	0
03/21/2006	03/21/2011	4,000,000	AJW Partners	Various	76,000	0
05/31/2007	05/31/2014	10,000,000	AJW Partners	Various	20,000	12,000
Fair value of derivative instrument liabilities for warrants					$750,982	$12,000

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value September 30, 2007

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
06/06/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	349,640
11/03/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	367,422
01/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	244,948
06/30/2005	06/30/2008	650,000	Convertible Notes	Various	1,598,361	597,061
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	229,639
03/21/2006	03/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,020,616
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	345,809
05/31/2007	05/31/2010	800,000	Convertible Notes	Various	1,523,810	1,592,162
Fair value of bifurcated embedded derivative instrument liabilities					$12,142,677	$4,747,296

Total derivative financial instruments					$12,893,659	$4,759,296

NOTE 5. COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At September 30, 2007, the Company has an aggregate obligation to deliver at varying prices approximately 150,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At September 30, 2007, the Company has an aggregate obligation to purchase approximately zero gallons of heating oil at varying prices under fixed price contracts.

NOTE 6.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,682,934 and a negative cash flow from operations of $547,443.for the six months ended September 30, 2007, as well a stockholders' deficiency of $8,541,142 at September 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

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

FINANCIAL CONDITION

We had a net loss of $2,682,934 and a net income of $1,736,744 during the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had a cash balance of $167,820 and current liabilities of $2,205,412 with obligations aggregating $384,959 for trade creditors and accrued expenses, $204,910 in interest payable, $31,073 in a note payable, and $1,392,547 due to convertible debenture holders. In addition, we had total long-term obligations in the amount of $1,761,834 to convertible debenture holders. We are not certain that our available cash will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

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

RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $63,430, with a balance of $4,901 included in due from related parties in current assets on September 30, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of September 30, 2007, accrued interest due to/from related parties was $0.

During the six months ended September 30, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $407,246 and $281,699, respectively, or 27.0% and 17.0%, respectively, of total heating oil purchased, and had fuel sales to NRG, Nexgen and Flaw in the amount of $4,073 and $19,799, respectively.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Overall Results Of Operations

For the three months ended September 30, 2007, we realized a net income of $2,466,358 an increase of $1,981,967 from the net income of $484,391 for the comparable prior year period. These results included non-cash income of $2,801,417 and $913,175, respectively, for derivative instrument income and non-cash charges of $0 and $46,270, respectively, for amortization of stock issued to consultants as deferred compensation. This net increase is primarily attributable to the non-cash income derived from the valuation of the derivative instruments.

Sales

Total net sales for the three months ended September 30, 2007 were $658,745 compared to $994,609 for the three months ended September 30, 2006. The decrease of $335,864, or 33.8%, can be attributed to a 37.9% decrease in gallons sold offset by a 6.7% increase in the average selling price per gallon of heating oil.  The decrease in gallons sold is attributable to Management’s decision to discontinue sales to several large volume, low profit accounts.

Gross Profit

Gross profit decreased to ($5,703) for the three months ended September 30, 2007 compared to $7,849 for the three months ended September 30, 2006, or $13,552, with gross margin decreasing to (0.9%) from 0.8% for the period. This decrease is predominantly due to a sharp spike in transportation expenses for the three months ended September 30, 2007. This is further compounded by lower product margins. These margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market.

Operating Expenses

Total operating expenses decreased to $282,921 for the three months ended September 30, 2007, from $382,828 for the three months ended September 30, 2006, or $99,907, primarily attributable to decreased employee compensation of $13,905, decreased insurance of $8,986, decrease in bad debt of $25,814, and decreased professional fees of $12,145 and decreased advertising of $28,576 offset by an increase of $16,685 in amortization costs.

Other Income (Expense)

Non-cash income from the valuation of the derivative instruments in the amount of $2,801,417 was recognized for the three months ended September 30, 2007 as compared to income of $913,175 for the three months ended September 30, 2006.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2007 TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

Overall Results Of Operations

For the six months ended September 30, 2007, we realized a net loss of $2,682,934, a decrease of $4,419,678 from the net income of $1,736,744 for the comparable prior year period. These results included non-cash income (expense) of ($1,938,152) and $2,656,783, respectively, for derivative instrument income (expense), and non-cash charges of $0 and $100,873, respectively, for amortization of stock issued to consultants as deferred compensation. This net decrease is primarily attributable to the non-cash expense derived from the valuation of the derivative instruments partially offset by a decrease in selling, general and administrative expenses and a decrease in non-cash charges.

Sales

Total net sales for the six months ended September 30, 2007 were $1,855,528 compared to $1,964,487 for the six months ended September 30, 2006. The decrease of $108,959, or 5.5%, can be attributed to a 10.4% decrease in gallons sold offset by a 5.4% increase in the average selling price per gallon of heating oil.  The decrease in gallons sold is attributable to Management’s decision to discontinue sales to several large volume, low profit accounts.

Gross Profit

Gross profit increased to $41,832 for the six months ended September 30, 2007 compared to $26,837 for the six months ended September 30, 2006, or $14,995, with gross margin increasing to 2.3% from 1.4% for the period. Despite the increase, these margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market.

Operating Expenses

Total operating expenses decreased to $665,843 for the six months ended September 30, 2007, from $830,795 for the six months ended September 30, 2006, or $164,952, primarily attributable to decreased employee compensation of $28,637, decreased insurance of $18,934, decrease in bad debt of $34,558, and decreased professional fees of $65,141 offset by an increase of $31,673 in amortization costs.

Other Income (Expense)

Non-cash expense from the valuation of the derivative instruments in the amount of $1,938,152 was recognized for the six months ended September 30, 2007 as compared to income of $2,656,783 for the six months ended September 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a cash balance of $167,820 and a negative cash flow from operations of $547,443 for the six month period then ended. Since inception through the period ended September 30, 2007, we have financed our operations through private placements of debt and equity, as well as loans from related parties. Most recently, on May 31, 2007, the Company entered in a Securities Purchase Agreement for the sale of $800,000 of three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, on May 31, 2007. We are not certain that our cash balance at September 30, 2007 will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of September 30, 2007, dividend arrearage on the Series A Preferred Stock aggregated approximately $213,041. The Company had a stockholders’ deficiency of $8,541,142 at September 30, 2007; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of September 30, 2007 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $12,315,558. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of September 30, 2007, we had $2,248,346 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $4,298,346 as of September 30, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of September 30, 2007)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,485,481	$1,435,481	$2,050,000
Accounts Payable and Accrued Expenses	384,959	384,959	--
Note Payable	31,073	31,073	--
Accrued Interest	204,910	204,910	--
Other	191,923	191,923	--
Total Contractual Obligations	$4,298,346	$2,248,346	$2,050,000

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

Below is a discussion of our sources and uses of funds for the six months ended September 30, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $547,443 and $720,821 in the six months ended September 30, 2007 and 2006, respectively. The use of cash in operating activities for the six months ended September 30, 2007 was principally the result of a net loss of $2,682,934 and a seasonable decrease in accounts payable and accrued expenses of $752,491 partially offset by non-cash charges of $1,938,152 for derivative instrument expense, a seasonable decreases in accounts receivable of $614,666, non-cash charges of $94,490 and an increase in accrued interest of $127,753. The use of cash in operating activities for the six months ended September 30, 2006 was principally the result of a net income of $1,736,744 reduced by non-cash income of $2,656,783 and seasonable decreases in accounts payable of $347,734. This was partially offset by a seasonable decrease in accounts receivable of $257,050, non-cash charges of $198,248 and an increase in accrued interest of $128,341.

Net Cash Used In Investing Activities

During the six months ended September 30, 2007 and 2006, respectively, we used $0 and $5,872 for the acquisition of property and equipment and $500 and $17,108 for the acquisition of other assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2007 amounted to $596,125, principally attributable to the proceeds from convertible debentures of $760,000, net of financing costs and a net decrease in related party receivables of $63,430. This was reduced by decreases in an acquisition-related note payable and credit line balances. Net cash provided by financing activities for the six months ended September 30, 2006 amounted to $9,557, attributable to a net decrease in related party receivables and a decrease in an acquisition-related note payable.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the six months ended September 30, 2007 and 2006, we had a net income (loss) of ($2,682,934) and $1,736,744, respectively. For the fiscal years ended March 31, 2007 and 2006, we had a net income (loss) of $3,389,153 and ($4,514,894), respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and September 2003 aggregating $2,517,949 had matured and were in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now with maturity dates of October 14, 2007 and the additional debentures issued during the fiscal years ended March 31, 2006 with maturity dates of September 30, 2008, November 14, 2008 and March 22, 2009 along with the additional debentures issued on May 31, 2007. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of October 13, 2007, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 4,793,760,807 shares of common stock at current market prices, and outstanding warrants to purchase up to 27,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.0017 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$ 0.0013	6,418,681,077	93
50%	$ 0.0009	9,614,521,615	95%
75%	$ 0.0004	19,202,043,230	98

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $3,500,000 of convertible debentures in fiscal years 2004, 2005, 2006 and 2008 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through September 30, 2007 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through May 31, 2010. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that:

•	a broker or dealer approves a customer's account for transactions in penny stocks;

•	the broker or dealer receive from the customer an agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the six months ended September 30, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
4.15
Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated September 30, 2006 (Incorporated by reference to our Form 10-QSB for the period ended September 30, 2006 filed on August 24, 2005).

4.16	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended September 30, 2006 filed on August 24, 2005).
4.17	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.15 (Incorporated by reference to our Form 10-QSB for the period ended September 30, 2006 filed on August 24, 2005).
4.18
Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated September 30, 2006 (Incorporated by reference to our Form 10-QSB for the period ended September 30, 2006 filed on August 24, 2005).

4.19
Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated September 30, 2006 (filed herewith).

4.20	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.19 (filed herewith).
4.21	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.15 (filed herewith).
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

Clickable Enterprises, Inc.

By: /s/Nicholas Cirillo, Jr.
      ---------------------------
Name: Nicholas Cirillo, Jr.
Title: President (Principal Executive Officer)

Date: November 2, 2007

By: /s/Guy Pipolo
      ------------------------
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: November 2, 2007