Form 10QSB
period 2007-12-31
CLICKABLE ENTERPRISES INC
filed 2008-04-16
CIK 1045151

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of April 1, 2008, there were 481,194,033 shares of the registrant's common stock, par value $.001 per share, issued and outstanding and 1,200 shares of the registrant’s series a preferred stock, par value $.001 per share, issued and outstanding.

Transmittal Small Business Disclosure Format (Check One):
Yes ☐ No ☒

Clickable Enterprises, Inc.
Index To Form 10-QSB

Part I-Financial Information

Part II-Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

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

ii

PART 1- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

CLICKABLE ENTERPRISES, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash	$171,442	$119,639
Accounts receivable, net of allowance for doubtful accounts of $133,000 and 151,000, respectively	840,565	795,710
Inventory	65,269	67,769
Prepaid expenses	76,245	61,625
Due from related parties	242,471	68,331
Debt financing costs, net of accumulated amortization of $85,089 and $52,312, respectively	54,911	47,688
Total current assets	1,450,903	1,160,762

Property and equipment, net of accumulated depreciation of $83,545 and $64,298, respectively	54,347	72,610

Other assets:
Intangible assets, net of accumulated amortization of $220,347 and $132,537, respectively	695,000	798,171
Other assets	81,040	80,108

TOTAL ASSETS	$2,281,290	$2,111,651

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and other accrued expenses	$1,038,332	$1,137,450
Credit lines	92,977	129,950
Deferred revenue	7,189	35,531
Notes payable, current portion	61,689	105,112
Customer deposits	524,420	114,160
Accrued interest	274,497	77,157
Convertible debentures, current portion	1,642,456	749,784
Total current liabilities	3,641,560	2,349,144

Long term debt:
Convertible debentures	1,564,927	1,659,826
Derivative instrument liabilities, convertible notes	2,999,808	2,765,915
Derivative instrument liabilities, warrants	2,000	—
Notes payable	50,570	23,316
Total liabilities	8,258,865	6,798,201

COMMITMENTS AND CONTINGENCIES

Redeemable Series A 6% Convertible Preferred stock, $0.001 par value, 1,200 shares authorized, issued and outstanding. Liquidation value of $1,431,189	1,171,657	1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 500,000 shares authorized; 481,194,033 shares issued and outstanding	481,194	481,194
Additional paid in capital	3,198,731	3,198,731
Deferred compensation	94,492	94,492
Accumulated deficit	(10,923,649)	(9,632,624)
Total stockholders' deficiency	(7,149,232)	(5,858,207)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,281,290	$2,111,651

See the accompanying notes to the unaudited condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
REVENUE	$3,039,655	$2,023,945	$4,895,183	$3,988,432
Cost of sales	2,941,164	1,887,669	4,754,860	3,825,319

Gross profit	98,491	136,276	140,323	163,113

OPERATING EXPENSES:
Selling, administrative and administrative	303,953	368,271	876,099	1,137,043
Depreciation and amortization	46,874	36,913	140,570	98,936
Total operating expenses:	350,827	405,184	1,016,669	1,235,979

LOSS FROM OPERATIONS	(252,336)	(268,908)	(876,346)	(1,072,866)

OTHER INCOME (EXPENSE):
Derivative Instrument income (expense)	1,704,486	547,184	(233,666)	3,203,967
Other income	12,722	2,249	42,498	20,137
Interest expense	(72,963)	(57,710)	(223,511)	(191,679)
TOTAL OTHER INCOME (EXPENSE):	1,644,245	491,723	(414,679)	3,032,425

Income (loss) before income taxes	1,391,909	222,815	(1,291,025)	1,959,559

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$1,391,909	$222,815	$(1,291,025)	$1,959,559

Net income (loss) available to common stockholders	$1,391,909	$222,815	$(1,291,025)	$1,959,559

Net income (loss) per share, basic	$0.0029	$0.0005	$(0.0027)	$0.0052
Net income (loss) per share, fully diluted	$(0.0000)	$(0.0001)	N/A	$(0.0005)

Weighted average number of common shares outstanding:
Basic	481,194,033	467,071,612	481,194,033	377,295,161
Fully diluted	15,761,306,607	2,516,869,403	N/A	2,427,092,952

See the accompanying notes to the unaudited condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss):	$(1,291,025)	$1,959,559
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	140,570	98,936
Provision for bad debts	(37,439)	17,595
Common stock issued for services rendered	—	147,143
Change in derivative instruments	233,666	(3,203,967)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,416)	(29,457)
Inventory	2,500	(61,506)
Prepaid expenses	(14,621)	(59,999)
Other assets	—	3,668
Increase (decrease) in:
Accounts payable and accrued expenses	17,381	325,739
Deferred revenue	(28,342)	37,760
Accrued interest	197,340	182,407
Customer deposits	410,262	142,312
Net cash used in operating activities:	(377,124)	(439,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,720)	(21,785)
Acquisition of other current assets	(932)	(17,108)
Acquisition of intangible assets	—	(100,000)
Net cash used in investing activities:	(2,652)	(138,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(40,000)	—
Increase (decrease) in credit lines	(36,973)	40,250
Increase (decrease) in notes payable	(117,308)	(29,020)
Decrease (increase) in due from related parties	(174,140)	(48,933)
Proceeds from issuance of convertible debentures	800,000	—
Net cash provided by (used in) financing activities:	431,579	(37,703)

Net increase (decrease) in cash and cash equivalents:	51,803	(616,406)
Cash and cash equivalents, beginning of period	119,639	1,001,903

Cash and cash equivalents, end of period	$171,442	$385,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,171	$173,192
Cash paid during the period for taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended December 31, 2007, in conjunction with the issuance of convertible debentures, the Company issued 10,000,000 warrants to purchase the Company's common stock.

See the accompanying notes to the unaudited condensed consolidated financial statements

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

General

Operating results for the three and nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

 Business and Basis of Presentation

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

The condensed consolidated financial statements include the accounts of Clickable Enterprises, Inc. and its wholly-owned subsidiary ClickableOil.com, Inc. (collectively, the "Company"). Significant inter-company transactions have been eliminated in consolidation.

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

Reclassification

 Certain prior period amounts have been reclassified for comparative purposes.

 Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 5 to 10 years using the straight line method. At December 31, 2007 property and equipment consist of:

Computer equipment	$129,897
Furniture	7,995
Accumulated depreciation	(83,545)

Net	$54,347

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation during the three or nine months ended December 31, 2007 and therefore has no unrecognized stock compensation related liabilities ended December 31, 2007.

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the nine months ended December 31, 2007, the Company did not grant any employee stock options.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2007 the Company had $7,189 in deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2007 and March 31, 2007, allowance for doubtful receivable was $133,000 and $151,000, respectively.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended December 31, 2007 and 2006; and for the nine months ended December 31, 2006:

	Three Months Ended	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2006
Net income used in computing basic net income per share	$1,391,909	$222,815	$1,959,559
Impact of assumed assumptions:
Gain in fair value of financial instruments relating to convertible debt charged to operations	(1,704,486)	(547,184)	(3,203,967)
Net loss in computing diluted net loss per share:	$312,577)	$324,369)	$(1,244,408)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended December 31, 2007 and 2006; and for the nine months ended December 31,2006 was 481,194,033, 467,071,612 and 377,295,161, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 15,280,112,574 for the three months ended December 31, 2007 and 2,049,797,791 potentially dilutive securities for the three and nine months ended December 31, 2006, respectively. The potentially dilutive securities added were mostly attributable to the convertible debentures outstanding. As a result, the diluted loss per share for the three and nine months ended December 31, 2007 and for the nine months ended December 31, 2006 was $0.0000, $0.0001 and $0.0005, respectively.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the Secured Convertible Debentures issued in from 2003 through 2006 (see Note 3). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 73.85%; and risk free interest rate of 2.76 to 3.49%. The derivatives are classified as long-term liabilities.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN No. 48 on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (continued)

Recent accounting pronouncements (continued)

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, increased by $174,140 to a balance of $242,471 included in due from related parties in current assets on December 31, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of December 31, 2007, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $591,335 and $403,221, respectively, or 14.2% and 12.1%, respectively, of total heating oil purchased, and had fuel sales to NRG, Nexgen and Flaw in the amount of $14,460 and $113,392, respectively.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 3 - CONVERTIBLE DEBENTURES

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

During the nine months ended December 31, 2007, $197,340 has been charged to interest expense.

As of December 31, 2007, the balance of accrued interest on all of the convertible debentures is $274,497 which is included in current liabilities.

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

NOTE 4-DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

The Company uses the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2007, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 73.85% based on a review of the historical volatility. The risk-free rates of return used ranged from 2.76% to 3.49% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 4-DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES (continued)

At December 31, 2007, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding.

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value December 31, 2007

06/06/2003	06/05/2008	1,500,000	AJW Partners	Various	$0	$0
11/03/2003	11/03/2008	1,500,000	AJW Partners	Various	0	0
01/16/2004	01/16/2009	1,000,000	AJW Partners	Various	0	0
06/30/2005	06/30/2010	6,500,000	AJW Partners	Various	585,000	0
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	0
03/21/2006	03/21/2011	4,000,000	AJW Partners	Various	76,000	0
05/31/2007	05/31/2014	10,000,000	AJW Partners	Various	20,000	2,000
Fair value of derivative instrument liabilities for warrants					$750,982	$2,000

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value December 31, 2007

3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
06/06/2003	10/15/2007	300,000	Convertible Notes	Various	$600,000	267,638
11/03/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	281,250
01/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	187,500
06/30/2005	06/30/2008	650,000	Convertible Notes	Various	1,598,361	406,250
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	234,375
03/21/2006	03/21/2009	1,000,000	Convertible Notes	Various	2,083,333	312,500
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	185,295
05/31/2007	05/31/2010	800,000	Convertible Notes	Various	1,523,810	1,125,000
Fair value of bifurcated embedded derivative instrument liabilities					$12,142,677	$2,999,808

Total derivative financial instruments					$12,893,659	$3,001,808

NOTE 5 - COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

At December 31, 2007, the Company has an aggregate obligation to deliver at varying prices approximately 100,000 gallons of heating oil to customers under fixed price contracts.

(B) Purchase Commitments

At December 31, 2007, the Company has an aggregate obligation to purchase approximately 84,000 gallons of heating oil at varying prices under fixed price contracts.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
(unaudited)

NOTE 6 -GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,291,025 and a negative cash flow from operations of $377,124.for the nine months ended December 31, 2007, as well a stockholders' deficiency of $7,149,232 at December 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital through private or public transactions and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's business plan includes increasing revenues by the addition of customers through marketing and advertising as well as acquisitions of competitors’ businesses.

NOTE 7 - SUBSEQUENT EVENTS

On January 31, 2008, Clickable Enterprises, Inc. (the “Company”) entered into Securities Purchase Agreement (the “Purchase Agreement”) to convert $220,086.87 of accrued interest into Convertible Debentures with a Maturity date of January 31, 2011 in a private placement to AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the “Investors”). Closing under the Purchase Agreement occurred on January 31, 2008.

The Notes are convertible into shares of Common Stock in whole or in part from time to time at the option of the Investors at the Conversion Price then in effect. The “Conversion Price” is equal to 50% of the average of the lowest three trading prices for the Common Stock during the previous twenty trading days ending one trading day prior to the date of a holder’s notice of conversion. The Conversion Price is subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions.

The Notes bear interest at the rate of 2% per annum, payable quarterly. The principal amount of the Notes and all accrued interest, if not previously paid or converted, will be due and payable on January 31, 2011.

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
,

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

FINANCIAL CONDITION

We had a net loss of $1,291,025 and a net income of $1,959,559 during the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had a cash balance of $171,442 and current liabilities of $3,641,560 with obligations aggregating $1,038,332 for trade creditors and accrued expenses, $274,497 in interest payable, customer deposits of $524,420, $61,689 in a current portion of note payable, and $1,642,456 due to convertible debenture holders, current portion. In addition, we had total long-term obligations in the amount of $1,615,497 to convertible debenture holders and other note holders. We are not certain that our available cash will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

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

RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2007, the Company's due from (due to) related parties for oil purchases and interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, increased by $174,140 to a balance of $242,471 included in due from related parties in current assets on December 31, 2007 compared to a balance of $68,331 included in due from related parties in current assets on March 31, 2007. As of December 31, 2007, accrued interest due to/from related parties was $0.

During the nine months ended December 31, 2007 and 2006, the Company purchased oil for resale from NRG and Flaw in the amount of $591,335 and $403,221, respectively, or 14.2% and 12.1%, respectively, of total heating oil purchased, and had fuel sales to NRG, Nexgen and Flaw in the amount of $14,460 and $113,392, respectively.

COMPARISON OF THE THREE MONTHS ENDED December 31, 2007 TO THE THREE MONTHS ENDED December 31, 2006

Overall Results Of Operations

For the three months ended December 31, 2007, we realized a net income of $1,391,909, an increase of $1,169,094 from the net income of $222,815 for the comparable prior year period. These results included non-cash income of $1,704,486 and $547,184, respectively, for derivative instrument income and non-cash charges of $0 and $46,270, respectively, for amortization of stock issued to consultants as deferred compensation. This net increase is primarily attributable to the non-cash income derived from the valuation of the derivative instruments.

Sales

Total net sales for the three months ended December 31, 2007 were $3,039,655 compared to $2,023,945 for the three months ended December 31, 2006. The increase of $1,015,710 or 50.2% can be attributed to a 3.5% increase in gallons sold combined with a 45.1% increase in the average selling price per gallon of heating oil.

Gross Profit

Gross profit decreased to $98,491 for the three months ended December 31, 2007 compared to $136,276 for the three months ended December 31, 2006, or $37,785 decrease, with gross margin decreasing to 3.2% from 6.7% for the same period last year. This decrease is predominantly due to a sharp spike in transportation expenses for the three months ended December 31, 2007. This is further compounded by lower product margins. These margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market.

Operating Expenses

Total operating expenses decreased to $350,827 for the three months ended December 31, 2007, from $405,184 for the three months ended December 31, 2006, or a $54,357 decease, primarily attributable to decreased insurance of $8,445 decrease in bad debt of $20,476, and decreased professional fees of $46,181 and decreased advertising of $11,250 offset by an increase of $9,961 in amortization costs and increased employee compensation of $19,375.

Other Income (Expense)

Non-cash income from the valuation of the derivative instruments in the amount of $1,704,486 was recognized for the three months ended December 31, 2007 as compared to income of $547,184 for the three months ended December 31, 2006.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2007 TO THE NINE MONTHS ENDED DECEMBER 31, 2006

Overall Results Of Operations

For the nine months ended December 31, 2007, we realized a net loss of $1,291,025, a decrease of $3,250,584 from the net income of $1,959,559 for the comparable prior year period. These results included non-cash income (expense) of ($233,666) and $3,203,967, respectively, for derivative instrument income (expense), and non-cash charges of $0 and $147,143, respectively, for amortization of stock issued to consultants as deferred compensation. This net decrease is primarily attributable to the non-cash expense derived from the valuation of the derivative instruments partially offset by a decrease in selling, general and administrative expenses and a decrease in non-cash charges.

Sales

Total net sales for the nine months ended December 31, 2007 were $4,895,183 compared to $3,988,432 for the nine months ended December 31, 2006. The increase of $906,751, or 22.7%, can be attributed to a 3.2% decrease in gallons sold offset by a 26.7% increase in the average selling price per gallon of heating oil. The decrease in gallons sold is attributable to Management’s decision to discontinue sales to several large volume, low profit accounts.

Gross Profit

Gross profit decreased to $140,323 for the nine months ended December 31, 2007 compared to $163,113 for the nine months ended December 31, 2006, or $22,790, with gross margin decreasing to 2.9% from 4.1% for the period. These margins are lower than historical levels and are principally due to the continued increase in product costs caused by world market conditions and rising transportation expenses. Heating oil retailers generally cannot raise selling prices as quickly as product costs increase in a rising market; conversely, selling prices generally do not fall as quickly as product costs decrease in a falling market.

Operating Expenses

Total operating expenses decreased to $1,016,669 for the nine months ended December 31, 2007, from $1,235,979 for the nine months ended December 31, 2006, or $219,310, primarily attributable to decreased employee compensation of $9,262 decreased insurance of $27,379, decrease in bad debt of $55,034, and decreased professional fees of $111,322 decreased advertising of $41,666 offset by an increase of $41,634 in amortization costs.

Other Income (Expense)

Non-cash expense from the valuation of the derivative instruments in the amount of $233,666 was recognized for the nine months ended December 31, 2007 as compared to income of $3,203,967 for the nine months ended December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had a cash balance of $171,442 and a negative cash flow from operations of $377,124 for the nine month period then ended. Since inception through the period ended December 31, 2007, we have financed our operations through private placements of debt and equity, as well as loans from related parties. Most recently, on May 31, 2007, the Company entered in a Securities Purchase Agreement for the sale of $800,000 of three-year secured convertible debentures and closed on the sale of convertible debentures of that amount, before expenses, on May 31, 2007. We are not certain that our cash balance at December 31, 2007 will be sufficient for the next twelve-month period to meet our working capital needs, including funds needed to (a) attract additional customers through marketing and promotional efforts or (b) acquire customer lists.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. As of December 31, 2007, dividend arrearage on the Series A Preferred Stock aggregated approximately $231,189. The Company had a stockholders’ deficiency of $7,149,232 at December 31, 2007; accordingly it did not have legally available funds available to declare and pay a dividend. Other provisions relating to the Series A Preferred Stock include:

The notes to our condensed consolidated financial statements as of December 31, 2007 contain footnote disclosure regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $10,923,649. However, we believe that by concentrating on our core business of selling home heating oil, as well as by continuing to seek acquisitions of profitable businesses and the addition of customers through marketing and promotional efforts and reserving a portion of the proceeds of the recent sale of convertible debentures, we will generate sufficient revenues and liquidity for the Company to operate for the next twelve months. However, as of December 31, 2007, we had $3,641,560 of current liabilities and there can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its ongoing cash needs.

The Company has total liabilities and contractual obligations of $5,535,156 as of December 31, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations (as of December 31, 2007)
	Total	1 Year or Less	More Than 1 Year

Convertible Debentures	$3,485,481	$1,685,481	$1,800,000
Accounts Payable and Accrued Expenses	1,038,332	1,038,332	--
Note Payable	112,258	61,689	50,570
Accrued Interest	274,497	274,497	--
Other	624,586	624,586	--
Total Contractual Obligations	$5,535,156	$3,684,586	$1,850,570

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

Below is a discussion of our sources and uses of funds for the nine months ended December 31, 2007 and 2006.

Net Cash Used In Operating Activities

Net cash used in operating activities was $377,124 and $439,810 in the nine months ended December 31, 2007 and 2006, respectively. The use of cash in operating activities for the nine months ended December 31, 2007 was principally the result of a net loss of $1,291,025 adjusted for a seasonable increase in accounts payable and accrued expenses of $17,781, increase in accrued interest of $197,340, Inventory of $2,500, non cash change of $233,666 in derivative instruments and customer deposits of $410,262 partially offset by a seasonable increase in accounts receivable of $44,855, increase in prepaid expenses of $14,621, and a decrease in deferred revenue of $28,342. The use of cash in operating activities for the nine months ended December 31, 2006 was principally the result of a net income of $1,959,559 reduced by non-cash income of $3,203,967. This was partially offset by non-cash charges of $263,674, an increase in accrued interest of $182,407 and seasonable increase in accounts payable of $325,739.

Net Cash Used In Investing Activities

During the nine months ended December 31, 2007 and 2006, respectively, we used $1,720 and $21,785 for the acquisition of property and equipment, $932 and $17,108 for the acquisition of other assets and $-0- and $100,000 for the acquisition of intangible assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2007 amounted to $431,579, principally attributable to the proceeds from convertible debentures of $760,000, net of financing costs.. This was reduced by decreases in related party receivables, an acquisition-related note payable and credit line balances. Net cash used in financing activities for the nine months ended December 31, 2006 amounted to $37,703, attributable to a decrease in an acquisition-related note payable and an increase in due from related parties, offset by an increase in the balance of our credit lines.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the nine months ended December 31, 2007 and 2006, we had a net income (loss) of ($1,291,025) and $1,959,559, respectively. For the fiscal years ended March 31, 2007 and 2006, we had a net income (loss) of $3,389,153 and ($4,514,894), respectively. We expect to continue to incur significant operating losses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and September 2003 aggregating $2,517,949 had matured and were in default. The remaining balances of these debentures aggregating $785,481matured on October 14, 2007 and are now in default. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures and the additional debentures issued during the fiscal years ended March 31, 2006 with maturity dates of December 31, 2008, November 14, 2008 and March 22, 2009 along with the additional debentures issued on May 31, 2007. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of February 10, 2008, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 15,280,112,574 shares of common stock at current market prices, and outstanding warrants to purchase up to 27,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE SELLING STOCKHOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below our current market price of $.0007 per share:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.000525	15,549,654,043	97%
50%	$0.00035	23,310,981,064	98%
75%	$0.000175	46,594,962,129	99%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $3,500,000 of convertible debentures in fiscal years 2004, 2005, 2006 and 2007 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through December 31, 2007 due to conversions into shares of our common stock, are due and payable, with interest, on dates ranging from October 15, 2007 through May 31, 2010. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the President and the Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the nine months ended December 31, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.18
Securities Purchase Agreement dated as of October 15, 2004 among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to our Current Report on Form 8-K filed on January 2, 2008).

4.19	Debentures Amendment dated as of October 15, 2004 ((Incorporated by reference to our Current Report on Form 8-K filed on January 2, 2008).

4.20
Securities Purchase Agreement, dated as of March 21, 2006, entered into by and among Clickable Enterprises, Inc., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2006 filed on June 29, 2006).

4.21	Form of 6% Callable Secured Convertible Note issued in connection with Exhibit 4.20 (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2006 filed on June 29, 2006).

4.22	Form of Stock Purchase issued in connection with Exhibit 4.20 (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2006 filed on June 29, 2006).

4.23
Securities Purchase Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated May 31, 2007(Incorporated by reference to our Current Report on Form 8-K/A filed on January 2, 2008).

4.24
Security Agreement dated May 31, 2007, entered into by and among the Company, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to our Current Report on Form 8-K/A filed on January 2, 2008).

4.25
Intellectual Property Security Agreement among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, dated May 31, 2007 (Incorporated by reference to our Current Report on Form 8-K/A filed on January 2, 2008).

4.26	Form of Stock Purchase Warrant entered into in connection with Exhibit 4.23 (Incorporated by reference to our Current Report on Form 8-K/A filed on January 2, 2008).

4.27	Form of Callable Secured Convertible Note entered into in connection with Exhibit 4.23 (Incorporated by reference to our Current Report on Form 8-K/A filed on January 2, 2008).

31.1	Rule 13a-14(a) Certification of Nicholas Cirillo, Jr., Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of Guy Pipolo, Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: April 11,2008

By: /s/ Guy Pipolo
Name: Guy Pipolo
Title: Chief Financial Officer (Principal Accounting Officer)

Date: April 11,2008