Form 10KSB
period 2008-03-31
CLICKABLE ENTERPRISES INC
filed 2008-08-12
CIK 1045151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended March 31, 2008

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

Common Stock, $.001 par value, 2,000,000,000 shares authorized

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

State issuer’s revenues for its most recent fiscal year: $8,404,225

The aggregate market value as of May 29, 2008 of the voting common equity held by non-affiliates was $240,597 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

N/A
Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ____ NO ____

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 29, 2008, there were 481,194,033 shares of the Company’s $.001 Common Stock issued and outstanding.

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

i

CLICKABLE ENTERPRISES, INC.
TABLE OF CONTENTS

PAGE(S)
Part I

Item 1. Description of Business	1-3
Item 2. Description of Property	3
Item 3. Legal Proceedings	3
Item 4. Submission of Matters to a Vote of Security Holders	3

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	4-5
Item 6. Management's Discussion and Analysis or Plan of Operation	5-15
Item 7. Financial Statements	16
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 8A. Controls and Procedures	16
Item 8B. Other Information	17

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18-19
Item 10. Executive Compensation	19-20
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20-21
Item 12. Certain Relationships and Related Transactions	22
Item 13. Exhibits	23-26
Item 14. Principal Accounting Fees and Services	27

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND 2007	F1-F21

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

Approximately 50% of our customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through our web site located at www.clickableoil.com. We deliver home heating oil approximately seven times each year to the average customer. We have credit cards on file for approximately 40% of our automatic customers and charge them promptly upon delivery, or we receive payment upon delivery (“COD”). Our customers can pay for fuel deliveries with cash, check or credit card or budget plan. We offer both fixed price plans for one or two years or variable price deals that fluctuate with the market. Historically approximately 10% of our customers have been on a fixed price plan but due to the high prices this spring the fixed price option has been less attractive to consumers.

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

Suppliers

We purchase fuel from various suppliers both "spot" and "contract", with both fixed price and variable price agreements. We also have several throughput/ storage agreements where the Company utilizes a third party terminal to store our product for a per gallon fee. During the fiscal years ended March 31, 2008 and 2007, the Company purchased heating oil for resale from NRG Heat & Power, LLC (“NRG”) and Flaw, Inc. (“Flaw”) in the amount of $946,751 and $519,782, respectively, or approximately 13% and 8%, respectively, of total heating oil purchased. NRG and Flaw are owned and managed by Messrs. Cirillo and Pipolo, both of whom are directors and officers of the Company.

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

Employees

As of March 31, 2008, the total number of our employees was nine, of which seven were full-time employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

At March 31, 2008, our offices were located at 2 Madison Avenue, Larchmont, NY 10538. Under the lease for this office, which commenced on August 1, 2006 for a lease term of five years, monthly rent is $4,020.

ITEM 3. LEGAL PROCEEDINGS

In May, 2008, the Company received a Demand for Arbitration filed with the American Arbitration Association by the Company's former auditor, Weinberg & Company, P.A. Weinberg has alleged that the Company owes $26,404.82 for prior services, and has demanded this amount plus fees, costs and interest. The Company disputes the claim and has taken the position that the claim is not governed by an arbitration provision,.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board ("Bulletin Board") under the symbol "CKEI". As of March 31, 2008, there were approximately 294 shareholders of record based on transfer agent reports, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The closing price of the common stock on the Bulletin Board on March 31, 2008 was $0.0004. As of March 31, 2008, 481,194,033 shares of common stock were issued and outstanding, of which 392,462,318 were unrestricted shares with the remainder of 88,731,715 being restricted shares.

The common stock commenced trading on the Bulletin Board on November 29, 2000. Set forth below are the high and low sales prices for shares of the common stock for the last two fiscal years:

	2006-2007			2007-2008
First Quarter	$0.0029	$0.0029	First Quarter	$0.0019	$0.0030
Second Quarter	$0.0142	$0.0060	Second Quarter	$0.0017	$0.0029
Third Quarter	$0.0430	$0.0010	Third Quarter	$0.0020	$0.0005
Fourth Quarter	$0.0055	$0.0028	Fourth Quarter	$0.0003	$0.0012

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

Dividend Policy

We did not pay any dividends during the 2008 fiscal year and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our convertible debentures contain covenants restricting our ability to pay dividends. Any decision on the future payment of dividends will depend on our earnings and financial position at the time and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

On June 30, 2005, Clickable Enterprises, Inc. (the "Company") entered into Securities Purchase Agreement (the "Purchase Agreement") for the sale of $900,000 in its Callable Secured Convertible Notes ("Notes") in a private placement to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Investors"). On that date, the Company sold Investors purchased $650,000 in principal amount of Notes, together with warrants exercisable for 6,500,000 shares of Common Stock at $.15 per share. Terms of the Notes and warrants and the applicable exemption from registration are incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

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

On May 31, 2007, The Company entered into a Securities Purchase Agreement ( the “Purchase Agreement”) for the sale of $800,000 in its Callable Secured Notes(“Notes”) in a private placement to AJW Partners, LLC, and its related entities (collectively, the “Investors”). In addition to the Notes, the Company issued warrants ( the “Warrants”) exercisable for 10,000,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The Warrants are exercisable for a period of seven years from the closing date at an exercisable price of $.002, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions. Closing under the Purchase Agreement occurred on May 31, 2007. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 40% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures bear interest at the rate of 8% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on May 31, 2010.

In January 2008, the Company issued $220,086 in Convertible Debentures to AJW Partners and its related parties for payment of accrued interest on the existing convertible debentures. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures bear interest at the rate of 2% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on January 31, 2011.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended March 31, 2008 and 2007 included in the this Form 10-KSB.

Financial Condition

We had net income (loss) of ($4,303,759) and $3,389,153 during the years ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we had a total stockholder deficiency in excess of $10,000,000, a cash balance of $93,888 and current liabilities of $4,078,462 with obligations of $838,128 to trade creditors, $145,144 in bank borrowings $123,964 in interest payable $50,570 in notes payable, $221,616 due to related parties, $2,583,071 due to convertible debenture holders and $115,969 in miscellaneous current liabilities, as well as total long-term obligations in the principal amount of $881,391 to convertible debenture holders and $37,927 in a note payable.

The company is looking into various financing methods, there is no assurance that our efforts to conduct such a private placement or other financing will be successful, and we therefore may not presently have sufficient cash or other assets to meet our current liabilities and other cash requirements arising in the next twelve months. In order to meet those obligations, we will need to raise cash from the additional sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the fiscal year 2008 and 2007 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, increasing sales and generating sufficient revenues to become profitable. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

During the year ended March 31, 2008, the Company's due from (due to) related parties for oil purchases and non-interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $(289,947). As of March 31, 2008, the non-interest bearing obligation of $(221,616) from NRG, NexGen and Flaw is included in due to related parties in current liabilities. During the years ended March 31, 2008 and 2007, the Company purchased oil for resale from NRG and Flaw in the amount of $946,751 and $519,782 respectively. In addition, during the years ended March 31, 2008 and 2007, the company paid NRG, NexGen and Flaw $544,909 and $441,842, respectively, for trucking to pick up and deliver fuel.

During the years ended March 31, 2008 and 2007, the Company had fuel sales of $14,460 and $133,410, respectively, to NRG and Flaw.

Due to the increased cost of #2 fuel oil and the financial condition of the Company, virtually all of the Company’s fuel suppliers required personal guarantees from the Officers in order to extend trade credit to purchase product to Clickableoil.com, Inc. In exchange for these guarantees, and in order to provide product for the Company’s operations, a security interest was filed on behalf of the Officers as individuals and by extension their related companies, against Clickableoil.com. This security interest allows for certain remedies under the law for recompense in the event of default of reimbursement by Clickableoil.com.

Year Ended March 31, 2008 Compared To Year Ended March 31, 2007

Overall Results Of Operations

For the year ended March 31, 2008, we realized an overall loss of $(4,303,759) or $(0.0089) per share which is a decrease of $7,692,912 from the net income of $3,389,153 or $.008 per share for the period ended March 31, 2007. Included in the net results are non cash expenses including interest of $266,893 and $250,049 respectively; derivative instrument income (expense) of $(2,953,613) and $4,903,111 respectively; and $193,413 in 2007 for expense related to stock issued for services. Operating income improved by $180,000 in 2008 over 2007 due to a $343,000 decrease in marketing and administrative expenses.

Sales

Total sales revenue for the year ended March 31, 2008 was $8,404,225 compared to $7,747,044 an increase of $657,180 or 8.5%.This was due to the historical increase in the cost of heating oil during the winter of 2007 - 2008. The average sales price increased overall by $.70 per gallon or 31.2%. The high price of fuel oil led to conservation by our customers. This conservation combined with the Company’s decision to no longer service low margin commercial business resulted in a decrease in gallons sold of 17.3% or 583,000 gallons.

Gross Profit

Gross profit decreased by $110,659 to $325,270, or -25.4%, for the year ended March 31, 2008 compared to $435,929 for the year ended March 31, 2007. This was due to the Company’s decision to eliminate low margin sales of diesel fuel during the summer of 2007 and conservation by the consumers due to the record high prices of heating oil during the past winter. The company’s product margin due to lower gallons delivered declined by $176,000 but this was off set by lower delivery costs of $66,000 for the year. Margin per gallon remained level during 2008 compared to 2007 reflecting the Company’s attention to margin during the time of drastic price increases.

Operating Expenses

Operating expenses for the year ended March 31, 2008 totaled $1,442,000 compared to $1,732,000 for the year ended March 31, 2007. The decrease of $290,000 or 16.7% is due to lower administrative expenses associated with professional fess and bad debt expenses. These reductions were partially offset by an increase of $53,000 associated with the amortization of customer lists and depreciation.

Other Income (Expense)

Non-cash charges for the valuation of the derivative instruments totaled $2,953,613 for the year ended March 31, 2008 compared with non-cash income of $4,903,111 for the comparable period a year ago. Interest expense of $294,885 for the year ended March 31, 2008 was an increase of $44,000 from March 31, 2007 expense of $250,048.

Liquidity and Capital Resources

Overview

As of March 31, 2008, we had a cash balance of $93,888 and a negative cash flow from operations of $948,102. Since inception through the period ended March 31, 2008, we have financed our operations through private placements of both debt and equity and through loans from related parties. As of March 31, 2008, we have available lines of credit totaling $150,000 of which $145,144 is outstanding.

In January 2008, the Company issued $220,086 in Convertible Debentures to AJW Partners and its related parties for payment of accrued interest on the existing convertible debentures. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures bear interest at the rate of 2% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on January 31, 2011.

On May 31, 2007, The Company entered into a Securities Purchase Agreement ( the “Purchase Agreement”) for the sale of $800,000 in its Callable Secured Notes(the “2007 Notes”) in a private placement to AJW Partners, LLC, and its related entities (collectively, the “Investors”). In addition to the 2007 Notes, the Company issued warrants (the 2007 “Warrants”) exercisable for 10,000,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The 2007 Warrants are exercisable for a period of seven years from the closing date at an exercisable price of $.002, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions.

On March 21, 2006, the Company entered into Securities Purchase Agreement with AJW Partners, LLC and related funds for the sale of $1,000,000 of 6% three-year secured convertible debentures (the “2006 Notes”). Closing under the Securities Purchase Agreement occurred on March 22, 2006. In addition to the 2006 Notes, at closing the Company issued warrants exercisable for 4,000,000 shares of common stock at $.10 per share.

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

As of March 31, 2008, the Company owed, in the aggregate, $3,464,462 on all of the convertible debentures and $123,964 of related accrued interest that is included in current liabilities. As of March 31, 2008, none of the related stock purchase warrants had been exercised.

The convertible debentures and their associated warrants have been classified as derivative liabilities in accordance with EITF 00-19. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. For the years ended March 31, 2008 and 2007, the charges to income for derivative instrument expenses were $2,953,613 and ($4,903,111), respectively.

The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency of $10,161,967 at March 31, 2008; accordingly, it does not have legally available funds available to declare and pay a dividend, and, as of March 31, 2008, a dividend arrearage on the Series A Preferred Stock aggregated approximately $249,000. Other provisions relating to the Series A Preferred Stock include:

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

•
So long as certain conditions are met, all shares of Series A Preferred Stock issued and outstanding on October 14, 2007, shall be automatically converted into shares of common stock at the Conversion Price. The shares were not presented and no conversion took place.

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

The report of the independent certified public accountants on our consolidated financial statements as of March 31, 2008 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $13,936,383 of March 31, 2008. However, we believe that by concentrating on our core business of selling home heating oil, as well as by seeking the possible acquisition of profitable businesses and additional financings, we will generate sufficient revenues and liquidity for the Company to operate for the next 12 months. As of March 31, 2008 we had $4,078,462 of current liabilities and working capital deficit of ($3,179,908). There can be no assurances that the Company will be successful in developing its business and achieving a profitable level of operations sufficient to meet its cash needs.

We anticipate that over the next twelve months we will need additional financing to fund acquisitions of businesses similar to that of ours and operating losses expected to be incurred until such time as we are able to generate positive cash flow.

The Company has total liabilities and contractual obligations of $5,017,290 as of March 31, 2008. These contractual obligations, along with the dates on which such payments are due, are described below:

Contractual Obligations	Total	1 Year or Less	More Than 1 Year
Convertible Debentures	$3,705,587	$2,685,481	$1,020,086
Accounts Payable and Accrued Expenses	838,128	838,128	—
Installment obligation [1]	88,497	50,570	37,927
Accrued Interest	123,964	123,964	—
Other	261,114	261,114	—
Total Contractual Obligations	$5,017,290	$3,959,257	$1,058,013

[1]
The purchase price of a customer list acquired by the Company during the year ended March 31, 2007 included an obligation to make monthly payments based upon gallons delivered after one year from the acquisition date totaling $101,000 of which a balance of $88,497 is remaining at March 31, 2008.

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

Below is a discussion of our sources and uses of funds for the years ended March 31, 2008 and 2007:

Net Cash Used In Operating Activities

Net cash used in operating activities was $948,102 and $680,020 in the years ended March 31, 2008 and 2007, respectively. The cash used in operating activities for the year ended March 31, 2008 was principally the result of the net loss of $4,303,759 and a decrease in accounts payable and accrued expenses of ($333,727) and customer balances ($31,476). This was partially offset by non-cash charges of $2,953,613 associated with the derivative instruments, decrease in trade receivables, $151,788, and inventory, $38,198, reflecting the high cost of heating oil and the Company’s decision not to extend additional credit or to carry excess inventory.

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

Net Cash Used In Investing Activities

We used $1,720 and $223,535 during the years ended March 31, 2008 and 2007, respectively, for the acquisition of fixed assets in 2008 and customer lists and fixed assets in 2007.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended March 31, 2008 was $924,071 principally attributable to the proceeds from convertible debentures $760,000 net of financing costs, an increase in related party debt of $289,947 offset by decreases in notes payable of ($141,070). Net cash provided by financing activities for the year ended March 31, 2007 was $38,399, principally attributable to proceeds from the Company’s credit lines of $129,950 offset by a decrease in notes payable of $39,185 and an increase in related party receivable of $52,366.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measures, the FASB having previously concluded in those account pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 will have on our results of operations and financial position.

In December 2007, The FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB No. 141 and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of AFB No, 51, (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will easily enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008. We have not yet determined the impact of these pronouncements will have on our results of operations and financial position.

Risks Related To Our Business

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

For the fiscal years ended March 31, 2008 and 2007, we had net income (loss) of ($4,303,759) and $3,389,153, respectively. We expect to continue to incur significant operating expenses until such time as the volume of heating oil sold increases and/or we add ancillary products or product lines to our business.

MANAGEMENT HAS EXPRESSED DOUBT ABOUT THEIR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER THE COMPANIES ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated July 14, 2008, on our consolidated financial statements for the fiscal year ended March 31, 2008, our independent auditors have agreed and expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit from increasing sales and/or to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If the Company is unsuccessful in its goals, Management will explore all options to continue operations including restructuring and reorganization options available under the law.

WE TYPICALLY HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

As of March 31, 2008, our current liabilities exceeded our current assets by $3,179,908. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. There can be no assurances that we will be successful in developing our business and achieving a profitable level of operations, or be able to raise funding through the sale of equity or incurrence of debt financing, sufficient to meet our cash needs in the next twelve months.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

POSSIBILITY OF ANOTHER DEFAULT ON OUR CONVERTIBLE DEBENTURES

Prior to a restructuring on October 15, 2004, convertible debentures issued in 2001, 2002 and June 2003 aggregating $2,517,949 had matured and were in default. As of March 31, 2008, we had an aggregate outstanding balance of $785,481 of convertible debentures with maturity dates of October 15, 2007, $1,900,000 in convertible debentures issued during the fiscal year ended March 31, 2006 with maturity dates of June 30, 2008 and March 22, 2009 and $1,020,087 in convertible debentures issued during the fiscal year ended March 31,2008 with maturity dates of May 2010 and January 2011. There can be no assurance that we will be successful in generating the cash flow or raising the funds necessary to retire these debentures now. The debentures are collateralized by all of our assets and, in the event we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 29, 2008, we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 17,179,134,743 shares of common stock at current market prices, and outstanding warrants to purchase up to 27,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

WE MAY BE IN DEFAULT OF OUR CONVERTIBLE DEBENTURES AS WE DO NOT HAVE SUFFICIENT AUTHORIZED COMMON STOCK TO ISSUE UPON CONVERSION OF OUR CONVERTIBLE DEBENTURES, CONVERTIBLE PREFERRED STOCK AND WARRANTS

We are authorized by our amended Certificate of Incorporation to issue 2,000,000,000 shares of common stock. As of March 31, 2008 we had 481,194,033 shares of common stock issued and outstanding, outstanding convertible debentures and shares of convertible preferred stock that may be converted into an estimated 21,473,917,781 shares of common stock at current market prices, and outstanding warrants to purchase up to 27,000,000 shares of common stock. On April 29, 2008, the shareholders of Clickable Enterprises, Inc. approved the following:

The authorized shares of common stock were increased from 500,000,000 shares to 2,000,000,000 of $.001 par value common stock.

The approval of a one for one hundred (1:100) reverse stock split of common stock.

These actions, approved by the shareholders, would enable the Company to meet its obligation for the conversion of derivative instruments and preferred stock. As of July 10, 2008 the Company has not enacted the reverse stock split.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS OF OUR CONVERTIBLE DEBENTURES AND PREFERRED STOCK, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.
The following is an example of the number of shares of our common stock that is potentially issuable to the holders of our convertible debentures and convertible preferred stock, upon conversion of such securities and their subsequent exercise of warrants, based on market prices 25%, 50% and 75% below a market price of $0.0005 per share on May 29, 2008:

Percentage Below Market	Price Per Share	Number of Shares Issuable	Percentage of Outstanding Shares
25%	$0.00038	22,932,512,993	98%
50%	$0.00015	34,385,269,490	99%
75%	$0.00013	68,743,538,980	99%

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

We entered into Securities Purchase Agreements for the sale of an aggregate of $800,000 of convertible debentures in fiscal 2004 and assumed $1,717,949 of convertible debentures in the merger and recapitalization transaction with ClickableOil.com, Inc. that, less an aggregate reduction of $1,732,468 through March 31, 2007 due to conversions into shares of our common stock, are due and payable, with 8% interest, at various dates commencing October 15, 2007. During the fiscal year ended March 31, 2006, we closed on an additional $900,000 of convertible debentures on June 30, 2005 that are due and payable, with 10% interest, on June 30, 2008, and $1,000,000 of convertible debentures on March 22, 2006 that are due and payable, with 6% interest, on March 22, 2009, and $1,020,087 in convertible debentures issued during the fiscal year ended March 31,2008 with maturity dates of May 2010 and January 2011 Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures on such dates. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements as of and for the fiscal year ended March 31, 2008 have been examined to the extent indicated in their report by Simontacchi & Company, LLP., Independent Registered Public  Accounting Firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned consolidated financial statements are included in this Report on Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Changes in Internal Control Over Financial Reporting:

There were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the year ended March 31, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Our directors and officers are as follows:

Name and Address	Age	Position
Nicholas Cirillo, Jr. c/o ClickableOil.com, Inc. 2 Madison Avenue Larchmont NY 10538	45	Chief Executive Officer, President and Director

Guy Pipolo c/o ClickableOil.com, Inc. 2 Madison Avenue Larchmont NY 10538	45	Chief Operating Officer, Chief Financial Officer and Director

David Rodgers c/o ClickableOil.com, Inc. 2 Madison Avenue Larchmont NY 10538	55	Secretary and Director

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

Code of Ethics

On July 11, 2005, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. A copy of this Code of Ethics is filed as an Exhibit to our Annual Report on Form 10-KSB, filed with the SEC on July 14, 2005.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended March 31, 2008, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, with the exception of a Form 4 filed by Nicholas Cirillo, Jr. in connection with several purchases through an IRA which was filed approximately 14 days late.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows compensation paid by us to our Chief Executive Officer and our other executive officer (the “Named Executive Officers”) for the fiscal years 2008, 2007 and 2006. Other than as set forth below, no Named Executive Officers’ salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nicholas Cirillo, Jr. Chief Executive Officer, President	2008 2007 2006	$ $ $	95,000 91,346 53,846	0 0 0	0 0 348,000[1]	0 0 0	0 0 0	0 0 0	0 0 0	$ $ $	95,000 91,346 401,846[1]
Guy Pipolo Chief Financial Officer, Chief Operating Officer	2008 2007 2006	$ $ $	95,000 91,346 53,846	0 0 0	0 0 348,000[1]	0 0 0	0 0 0	0 0 0	0 0 0	$ $ $	95,000 91,346 401,846[1]

(1) At the year ended March 31,2007, each of Messrs. Cirillo and Pipolo had aggregate restricted stock holdings of 15,000,000 shares of common stock valued at $45,000 based upon the value of the Company’s common stock as of March 31, 2007 ($0.003 per share). Such restricted stock was awarded on February 2, 2006 pursuant to the Company’s 2006 Stock Plan and vested in full immediately upon the date of grant. No dividends will be paid on such restricted stock.

During the last fiscal year, there were no individual grants of stock options or freestanding SARs, nor were there any exercises of stock options or freestanding SARs, to or by any executive officer, nor were there any unexercised options or SARs granted to any executive officer, nor were there any awards made to any executive officers under any long term incentive plan.

Employment Agreement

On April 1, 2007, the Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. The rate of pay will be $125,000 per annum and to be reviewed after the first anniversary, related to increases in the base rate in accordance with the policies of the Company or by the resolution of the Board of Management. The agreement will end on the earliest of (1) the third anniversary or the ending date of any extension of this agreement or (2) the date of termination of Executive’s employment pursuant to this agreement. The agreement also includes non-compete provision by the executive(s). The Company’s executives in order to improve cash flow voluntarily reduced their pay to the rate of $95,000 per annum for all of fiscal 2008.

The agreement includes an amendment whereby the Officer has offered to provide assistance and support by providing short term capital funding and vendor support for the company, by use of personal credit and signature to secure financing. This assistance at the Officer’s option may be compensated in cash or the issuance of stock and warrants for the purchase of common stock; 1,500,000 common share and 3,000,000 common warrants, to be issued on the anniversary date of the agreement. Further, such compensation shall be reviewed and revised in a manner consistent with the employment agreement. During fiscal 2008, there we no issuance of stock or warrants under this agreement.

Director Compensation

None of the Company’s directors are compensated for their services in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of March 26, 2008 for:

•	each person who beneficially owns more than five percent of the common stock;

•	each of our directors;

•	the Named Executive Officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Clickable Enterprises, Inc., 2 Madison Avenue, Larchmont, NY 10538.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 481,194,033 shares of common stock outstanding as of March 31, 2008.

	Common Stock Beneficially Owned
Name and Address	Number	Percent
Nicholas Cirillo, Jr. (1)	32,670,532	6.8%
Guy Pipolo (1)	32,670,532	6.8%
David Rodgers (1)	18,670,531	3.9%

All Executive Officers and Directors as a Group	84,011,595	17.5%

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

During the year ended March 31, 2008, the Company's due from (due to) related parties for oil purchases and non-interest bearing cash advances to/from NRG Heat & Power, LLC (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil companies that are owned and managed by Messrs. Cirillo and Pipolo, officers of the Company, changed by $(289,947). As of March 31, 2008, the non-interest bearing obligation of $(221,616) from NRG, NexGen and Flaw is included in due to related parties in current liabilities. During the years ended March 31, 2008 and 2007, the Company purchased oil for resale from NRG and Flaw in the amount of $946,751 and $519,782 respectively. In addition, during the years ended March 31, 2008 and 2007, the company paid NRG, NexGen and Flaw $544,909 and $441,842, respectively, for trucking to pick up and deliver fuel.

During the years ended March 31, 2008 and 2007, the Company had fuel sales of $14,460 and $133,410, respectively, to NRG and Flaw.

Due to the increased cost of #2 fuel oil and the financial condition of the Company, virtually all of the Company’s fuel suppliers required personal guarantees from the Officers in order to extend trade credit to purchase product to Clickableoil.com, Inc. In exchange for these guarantees, and in order to provide product for the Company’s operations, a security interest was filed on behalf of the Officers as individuals and by extension their related companies, against Clickableoil.com. This security interest allows for certain remedies under the law for recompense in the event of default of reimbursement by Clickableoil.com.

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

10.4
Purchase Agreement, dated as of September 20, 2005, by and between ClickableOil.com, Inc. and Mr. Patsy Rubbino (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007).

10.5
Asset Purchase Agreement, dated as of July 15, 2005, entered into by and among Clickable Enterprises, Inc. and Allamuchy Transport, Inc. (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007).

10.6*	Clickable Enterprises, Inc. 2004 Incentive Stock Plan (Incorporated by reference to Exhibit to our Registration Statement on Form S-8 filed on February 6, 2004).

10.7*	Clickable Enterprises, Inc. 2006 Stock Plan (Incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-8 filed on February 7, 2006).

10.8	Executive Employment Agreement between the Company and Guy Pipolo, dated April 1, 2007 (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007)

10.9
Executive Employment Agreement between the Company and Nicholas Cirillo, dated April 1, 2007 (Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007)

10.10	Compensation Amendment relating to issuance of shares and warrants to Guy Pipolo(Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007)

10.11	Compensation Amendment relating to issuance of shares and warrants to Nicholas Cirillo(Incorporated by reference to our Form 10-KSB for the year ended March 31, 2007 filed on September 27, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Report on Form 10-KSB for the year ended March 31, 2005 filed on July 14, 2005).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accountant were $50,190 and $47,702 for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2008 and 2007, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years. Simontacchi, the Company’s present principal accountant, billed $50,190 in the fiscal year ended March 31,2008 and $36,202 in the fiscal year ended March 31, 2007. Weinberg, the Company’s former principal accountant, billed $11,500 in the fiscal year ended March 31, 2007.

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

All Other Fees.  Other than the services described above, no other fees were billed by the principal accountants for the fiscal years ended March 31, 2008 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICKABLE ENTERPRISES, INC.

By:	/s/ Nicholas Cirillo, Jr.
Name: Nicholas Cirillo, Jr.
Title: President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas Cirillo, Jr.	President, Chief Executive Officer (Principal
Nicholas Cirillo, Jr.	Executive Officer) and Director	August 11, 2008

/s/ Guy Pipolo	Chief Operating Officer, Chief Financial
Guy Pipolo	Officer (Principal Financial Officer) and Director	August 11, 2008

/s/ David Rodgers	Secretary and Director
David Rodgers		August 11, 2008

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED
MARCH 31, 2008 AND 2007

CLICKABLE ENTERPRISES, INC.
AND SUBSIDIARY

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

PAGES	F-7-F-21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND 2007

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SIMONTACCHI, MILLER & DeANGELIS, PA
CERTIFIED PUBLIC ACCOUNTANTS

170 E. MAIN STREET
ROCKAWAY, NEW JERSEY 07866

TEL: (973) 664-1140
FAX: (973) 664-1145

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Clickable Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Clickable Enterprises, Inc. and Subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company had a net loss of $4,303,759 which includes non-cash derivative instrument loss of $2,953,613, excluding this item, there would be a net loss of $1,350,146 and a negative cash flow from operations of $948,102 for the year ended March 31, 2008 and a stockholders' deficiency of $10,161,967 at March 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi, Miller & DeAngelis, PA

Simontacchi, Miller & De Angelis, PA
Rockaway, New Jersey
July 14, 2008

MEMBER, AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER, NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$93,888	$119,639
Accounts receivable, net of allowance for doubtful accounts of $133,000 and $ 151,000, respectively	680,203	795,710
Inventory	29,571	67,769
Prepaid expenses	51,648	61,625
Due from related parties	0	68,331
Debt financing costs, net of accumulated amortization of $96,756 and $52,312, respectively	43,244	47,688
Total Current Assets	$898,554	$1,160,762
Property and equipment, net of accumulated depreciation of $90,239 and $64,298, respectively	47,653	72,610
Intangible asset, net of accumulated amortization of $249,514 and $132,537, respectively	665,832	798,171
Other assets	80,194	80,108
TOTAL ASSETS	$1,692,233	$2,111,651
LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and other accrued expenses	$838,128	$1,137,451
Credit Lines	145,144	129,950
Deferred Revenue	33,286	35,531
Note payable	50,570	105,112
Due to related parties	221,616	0
Customer deposits	82,684	114,160
Accrued interest	123,964	77,157
Convertible Debentures	2,583,071	749,784
Total Current Liabilities	$4,078,462	$2,349,145
Long Term Liabilities
Convertible Debentures	881,391	1,659,826
Derivative Instrument Liabilities - Convertible Notes	5,682,763	2,765,915
Derivative Instrument Liabilities - Warrants	2,000	0
Notes payable	37,927	23,316
TOTAL LIABILITIES	$10,682,543	$6,798,202

COMMITMENTS AND CONTINGENCIES	—	—

Series A 6% convertible preferred stock, $.001 par value at Carrying Cost,
1,200 shares authorized, issued and outstanding, Redemption Value of $1,200,000	$1,171,657	$1,171,657

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, 500,000,000 shares authorized,
481,194,033 and 481,194,033 shares issued and outstanding, respectively	$481,194	$481,194
Additional paid-in capital	3,198,731	3,198,731
Deferred compensation	94,492	94,492
Accumulated deficit	(13,936,383)	(9,632,624)
TOTAL STOCKHOLDERS' DEFICIENCY	($10,161,967)	($5,858,207)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,692,233	$2,111,651

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
FUEL SALES (including related party sales of $14,460 and $133,410, respectively)	$8,404,225	$7,747,044
COST OF SALES	8,078,954	7,311,115
GROSS PROFIT	$325,271	$435,929

OPERATING EXPENSES
Selling, general and administrative	$1,250,162	$1,593,532
Depreciation and amortization	191,799	138,640
TOTAL OPERATING EXPENSES	$1,441,961	$1,732,172

LOSS FROM OPERATIONS	($1,116,690)	($1,296,243)

OTHER INCOME (EXPENSE)
Derivative Instrument Income (Expense)	($2,953,613)	$4,903,111
Other income	61,429	32,334
Interest expense	(294,886)	(250,049)
TOTAL OTHER INCOME (EXPENSE)	($3,187,069)	$4,685,396

Income (Loss) before provision for income taxes	($4,303,759)	$3,389,153

Provision for income taxes	—	—

Net Income (Loss)	($4,303,759)	$3,389,153

Net Income (Loss) available to common stockholders	$(4,303,759)	$3,389,153

Net Income (Loss) per share, basic and diluted	$(0.0089)	$0.0084

Weighted average number of common shares outstanding - basic and diluted	481,194,033	402,844,064

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

			Additional		Deferred
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	Compensation	Total
Balance, April 1, 2006	239,956,826	$239,957	$2,069,061	($13,021,777)	$94,492	($10,618,267)
Conversion of Debentures and accrued interest	241,237,207	241,237	1,129,669			$1,370,907
Net Income, Year ended March 31, 2007				3,389,153		3,389,153
Balance, March 31, 2007	481,194,033	$481,194	$3,198,731	($9,632,624)	$94,492	($5,858,207)
Net (loss) for the period				(4,303,759)		($4,303,759)
Balance, March 31, 2007	481,194,033	$481,194	$3,198,731	($13,936,383)	$94,492	($10,161,966)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	($4,303,759)	$3,389,153
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	188,099	138,640
Provision for bad debts	(36,281)	101,497
Derivative Instrument (Income) Expense	2,953,613	(4,903,111)
Recognition of deferred compensation		193,413
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	151,788	(319,315)
Inventory	38,198	(20,420)
Prepaid expenses	9,976	(37,441)
Other assets	(86)	3,668
Increase (decrease) in:
Accounts payable and other accrued expenses	(333,727)	459,152
Deferred Revenue	(2,245)	35,531
Accrued interest	417,798	234,888
Customer deposits	(31,476)	44,325
Net cash used in operating activities	($948,102)	($680,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	($1,720)	($21,785)
Acquisition of other current assets		(17,108)
Acquisition of intangible asset		(201,750)
Net cash used in investing activities	($1,720)	($240,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	($40,000)	$0
Increase (decrease) in Credit Lines	15,194	129,950
Increase (decrease) in Notes Payable	(141,070)	(39,185)
Decrease (increase) in due from related parties	289,947	(52,366)
Net proceeds from issuance of convertible debentures	800,000	0
Net cash provided by financing activities	$924,071	$38,399

NET DECREASE IN CASH	($25,750)	($882,264)
CASH AT BEGINNING OF YEAR	119,639	1,001,903
CASH AT END OF YEAR	$93,888	$119,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid for the years ended March 31, 2008 and March 31, 2007 were $0 and $0, respectively. Interest  paid for the years ended March 31, 2008 and March 31, 2007 were $27,992 and $179,039, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended March 31, 2008, in conjunction with the issuance of convertible debentures, the Company issued 10,000,000 warrants to purchase the Company’s common stock.

During the year ended March 31, 2007, convertible debentures in the principal amount of $1,206,986 and related interest of $163,921 were converted into 241,237,207 shares of common stock.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

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

(C) Concentrations of Credit Risk from Deposits in Excess of Insured Limits

The Company's cash balances on deposit with two banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000 per banking institution. The cash balances at these banks did not exceed this limit as at March 31, 2008.

The Company performs on-going evaluations of its customers’ financial condition and requires no collateral from its customers. The customers are principally individuals in the Northeastern United States.

(D) Allowance for Doubtful Accounts

The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is a allowance for doubtful accounts of $133,000 and $151,000 for the years ended March 31, 2008 and 2007, respectively.

(E) Inventory

Inventory consists primarily of heating oil and is valued at the lower of cost (first-in, first-out) or market.

(F) Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets from three to five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended March 31, 2008 and 2007.

(G) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes”, the Company does not have any material uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses if any occur.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

The Company recorded no current or deferred income tax expense (benefit) for the years ended March 31, 2008 and 2007. As set forth below, the deferred tax asset of approximately $4,238,000 arising from the Company's ability to carry forward its net operating losses of approximately $14,863,000 to future years expiring at various dates through 2027 has been fully offset by a valuation allowance because the future utilization of the deferred tax asset is uncertain:

	Deferred Tax Asset, Gross	Valuation Allowance	Deferred Tax Asset, Net
Balance, March 31, 2007	$3,929,000	$3,929,000	$—
increase during year	309,000	309,000	—
Balance, March 31, 2008	$4,238,000	$4,238,000	$—

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

(J) Advertising Costs

Costs incurred for advertising are charged to operations as incurred. Advertising expenses for the years ended March 31, 2008 and 2007 were $44,810 and $86,848, respectively.

(K) Income (Loss) Per Share

Basic and diluted net loss per common share for the years ended March 31, 2008 and 2007 are computed based upon the weighted average number of common shares outstanding. Based on the closing market price of the Company’s common on March 31, 2008, the conversion of its convertible debentures and Series A convertible preferred stock would have resulted in the issuance of additional common shares in the total amount of 21,473,917,781. In addition to the effect of the assumed conversions, 27,000,000 stock purchase warrants were exercisable at March 31, 2008. Adding these 21,500,917,781 shares into the weighted average number of common shares outstanding would have the following results. Basic and diluted are the same because the conversion would be antidilutive.

(See Note 1M)

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

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

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Any penalties are expensed over the period to which they relate.

(N) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measures, the FASB having previously concluded in those account pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 will have on our results of operations and financial position.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

In December 2007, The FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB No. 141 and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of AFB No, 51, (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will easily enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008. We have not yet determined the impact of these pronouncements will have on our results of operations and financial position.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

(O) Stock Based Compensation

Statement of Financial Accounting Standards No. 123R, “Shared Based Payment”, the Company is to recognize in the statement of operations the cost of employee services received in exchange for awards in equity instruments based on the grant date fair value of the awards. This same principal applies to share based payments to non-employees for both suppliers of goods and services. The cost will be recognized over the service period. There was a charge to operations in the year ended March 31, 2008 and 2007 of $0 and $193,413, respectively.

(P) Segment Information

The Company’s business is organized, managed and internally reported as a single segment. All revenues except immaterial amounts are derived from the sale of heating oil in the northeastern United States.

(Q) Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2008 and 2007 consisted of the following:

	2008	2007
Accounts receivable-trade	$813,202	$946,710
Less allowance for doubtful accounts	(133,000)	(151,000)
	$680,202	$795,710

For the years ended March 31, 2008 and 2007, the Company recorded bad debt (recovery) expense of ($36,280) and $101,497, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2008 and 2007 consisted of the following:

	2008	2007
Office equipment	$7,995	$7,995
Computer equipment and software	129,896	128,913
	137,891	136,908
Less: accumulated depreciation	(90,239)	(64,298)
	$47,652	$72,610

Total depreciation expense for the years ended March 31, 2007 and 2006 was $26,676 and $24,633, respectively.

NOTE 4	DEBT FINANCING COSTS

Debt financing costs, which relate to convertible debentures (See Note 6), as of March 31, 2008 and 2007 respectively consisted of the following:

	2008	2007
Debt financing costs on $800,000 of Convertible Debentures	$40,000	$
Debt financing costs on $650,000 of Convertible Debentures	75,000		75,000
Debt financing costs on $1,000,000 of Convertible Debentures	25,000		25,000
Less: accumulated amortization	(96,756)		(52,312)
Balance as of March 31, 2008 and 2007 respectively	$43,244		$47,688

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

Total amortization expense for the years ended March 31, 2008 and 2007 was $44,444 and $33,333, respectively.

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

On December 7, 2006, the Company closed on an Asset Purchase Agreement under which the Company acquired the assets of a heating oil distributor, principally its customer list. The purchase price of $403,500 consisted of a $100,000 payment at closing, a one year $ 187,000 note with varying monthly payments and payments based on gallons sold after one year from the acquisition date totaling $101,000. The remaining amounts payable is included in current and long term liabilities as notes payable.

At March 31, 2008 and 2007, the intangible asset consisted of the following:

	2008	2007
Customer lists	$885,346	$900,708
Supply agreement	30,000	30,000
Less: accumulated amortization	(249,514)	(132,537)
	$665,832	$798,171

Customer lists are being amortized over an eight year period. The supply contract is being amortized over its five-year term. Total amortization expense for the years ended March 31, 2008 and 2007 was $120,607 and $80,673, respectively. Remaining amortization of the purchase price will be expensed as follows:

Years ending March 31,	Amount
2009	$116,977
2010	116,977
2011	112,330
2012	110,978
2013	108,218
Thereafter	100,352
$665,832

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 6	LINES OF CREDIT

The Company has Lines of Credit with two banks; One in the amount of $50,000 with a current interest rate  of 10.49% an the other line in the amount of $100,000 with a current interest rate of 9.25% No Company  assets are pledged as security. The Company’s officers have personal guarantees on repayment of the lines.  Total amounts due on the lines as of March 31, 2008 were $49492 and $95,652 respectively, totaling  $145,144.

NOTE 7	CONVERTIBLE DEBENTURES

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
AS OF MARCH 31, 2008 AND 2007

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

On May 31, 2007, The Company entered into a Securities Purchase Agreement ( the “Purchase Agreement”) for the sale of $800,000 in its Callable Secured Notes(“Notes”) in a private placement to AJW Partners, LLC, and its related entities (collectively, the “Investors”). In addition to the Notes, the Company issued warrants ( the “Warrants”) exercisable for 10,000,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”). The Warrants are exercisable for a period of seven years from the closing date at an exercisable price of $.002, subject to certain adjustments, including, but not limited to, adjustments for stock splits, stock dividends, mergers, consolidations and distributions. Closing under the Purchase Agreement occurred on May 31,2007. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 40% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures bear interest at the rate of 8% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on May 31, 2010.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

In January 2008, the Company issued $220.086 in Convertible Debentures to AJW Partners and its related parties for payment of accrued interest on the existing convertible debentures. The debentures are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be 50% of the average of the three day lowest bid prices during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures bear interest at the rate of 2% per annum, payable quarterly. If, however, in any month, the trading price of the common stock is $.028125 or more for each trading day of the month, no interest will be payable for such month. The principal amount of the convertible debentures and all accrued interest, if not previously paid or converted, will be due and payable on January 31, 2011.

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

As of March 31, 2008, the Company owed, in the aggregate, $3,705,568 on all of the long-term convertible debentures, net of the amount of debentures that have been converted into stock, and $123,964 of related accrued interest, which is included in current liabilities. The maturity of the convertible debentures, if not extinguished by conversion into stock, is as follows for the years ending:

March 31, 2009	$2,685,481
March 31, 2010	0
March 31, 2011	1,020,086
Total	$3,705,567

See Note 1(K) for the potentially dilutive effect of the convertible debentures and the stock purchase warrants. $785,481 of convertible debentures matured on October 15, 2007, to date there has been no demand for payment.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 8	DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1(L) related to embedded derivative instruments accounting policy.

In valuing the options in warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2008, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 266% based on a review of the historical volatility. The risk-free rates of return used ranged from 1.20% to 1.51% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

At March 31, 2008, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding (see Note 6).

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price per Share	Value Issue Date	Value at March 31, 2008
6/6/2003	6/5/2008	1,500,000	AJW Partners	Various	$0	$0
11/3/2003	11/3/2008	1,500,000	AJW Partners	Various	0	0
1/16/2004	1/16/2009	1,000,000	AJW Partners	Various	0	0
6/30/2005	6/30/2010	6,500,000	AJW Partners	Various	585,000	0
11/14/2005	11/14/2010	2,500,000	AJW Partners	Various	69,982	0
3/21/2006	3/21/2011	4,000,000	AJW Partners	Various	76,000	0
5/31/2007	5/31/2014	10,000,000	AJW Partners	Various	20,000	2,000
Fair value of derivative instrument liabilities for warrants					$750,982	$2,000

Issue Date	Due Date	Note Amount	Instrument	Exercise Price per Share	Value-Issue Date	Value March 31, 2008
3/31/2003	10/15/2007	1,717,949	Convertible Notes	Various	$3,435,898	$0
6/6/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	$285,481
11/3/2003	10/15/2007	300,000	Convertible Notes	Various	600,000	300,000
1/16/2004	10/15/2007	200,000	Convertible Notes	Various	400,000	200,000
6/30/2005	6/30/2008	650,000	Convertible Notes	Various	1,598,361	541,667
11/14/2005	11/14/2008	250,000	Convertible Notes	Various	489,510	312,500
3/21/2006	3/21/2009	1,000,000	Convertible Notes	Various	2,083,333	1,250,000
5/31/2007	5/31/2010	800,000	Convertible Notes	Various	1,523,810	2,000,000
1/31/2008	1/31/2011	220,087	Convertible Notes	Various	440,174	440,174
10/15/2004	10/15/2007	1,200,000	Convertible Preferred Stock	Various	1,411,765	352,941
Fair value of bifurcated embedded derivative instrument liabilities					$12,582,851	$5,682,763
Total derivative financial instruments					$13,333,833	$5,684,763

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 9	STOCKHOLDERS’ DEFICIENCY

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

The purpose of the Plans are to assist in attracting, motivating, retaining and compensating highly competent key employees, non-employee directors and consultants to achieve long-term corporate objectives and to reduce debt of the Company through the issuance of common stock rather than the payment of cash. There have been no issuances under the Plans during the years ended March 31, 2008 and 2007, respectively.

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

The cost of the 5,500,000 share award and the stock purchase warrants will be expensed over the eighteen month period of the agreement. The cost of the 7,000,000 share award was expensed upon issuance as no further services are to be performed. Total expenses recorded for the fiscal years ended March 31, 2008 and March 31, 2007 were $0 and $185,080, respectively.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

 (C) Stock Issued for Officer Compensation

On February 6, 2006, the Board of Directors approved the issuance of 31,000,000 shares of restricted common stock, 15,000,000 shares to each of Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, and 1,000,000 to another employee, as additional compensation for services rendered to the Company. These shares have been valued at $.0232 per share, based on the current market value at date of issuance.

(D) Preferred Stock Issued for Additional Financing from Related Party

Contemporaneously with the restructuring of the convertible debentures described in Note 6, the Company sold to the holders of the convertible debentures 1,200 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $.001 per share, Stated Value $1,000 per share, in exchange for cash proceeds of $1,171,657 net of transaction costs of $28,343. The holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of six percent (6%) per annum, payable in arrears on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2004, out of funds legally available thereof. The Company had a stockholders’ deficiency at March 31, 2008 and 2007; accordingly it did not have legally available funds available to declare and pay a dividend. As of March 31, 2008 and 2007, dividend arrearage on the Series A Cumulative Preferred Stock aggregated $248,942 and $176,942, respectively. Other provisions include:

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

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

7.
So long as certain conditions are met, all shares of Series A Preferred Stock issued and  outstanding on October 14, 2007, shall be automatically converted into shares of common stock at  the Conversion Price. The holder of the preferred stock has not presented the shares for  conversion.

NOTE 10	RELATED PARTY TRANSACTIONS

During the fiscal years ended March 31, 2008 and 2007, the Company purchased heating oil for resale from NRG Heat & Power, Inc. (“NRG”), NexGen Energy, LLC (“NexGen”) and Flaw, Inc. (“Flaw”), oil suppliers that are owned and managed by Mssrs. Cirillo and Pipolo, both of whom are directors and officers of the Company, in the aggregate amount of $946,751 and $519,782, respectively, or approximately 13% and 8%, respectively, of total heating oil purchased. In addition, during the years ended March 31, 2008 and 2007, the company paid NRG, NexGen and Flaw $544,909 and $441,842, respectively, for trucking to pick up and deliver fuel.

As of March 31, 2008 and 2007, the amounts due (to) from the related parties referred to above amounted to ($221,616) and $68,331, respectively.

During the years ended March 31, 2008 and 2007, the Company had fuel sales of $14,460 and $133,410, respectively, to NRG and Flaw.

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

Due to the increased price of #2 fuel oil, and the financial condition of the Company, virtually all of the Company’s fuel suppliers required personal guarantees from the Officers in order to extend trade credit to purchase product to Clickableoil.com, Inc. In exchange for these guarantees, and in order to provide product for the Company’s operations, a security interest was filed on behalf of the Officers as individuals and by extension their related companies, against Clickableoil.com. This security interest allows for certain remedies under the law for recompense in the event of default of reimbursement by Clickableoil.com.

For related party stock transactions, see Notes 6, 9 (B), and 9 (C).

NOTE 11	COMMITMENTS AND CONTINGENCIES

(A) Sales Commitments

As of March 31, 2008 and 2007, the Company had an aggregate obligation to deliver approximately 0 gallons and 346,000 gallons, respectively, of heating oil to customers at varying prices under fixed price contracts.

(B) Forward Purchase Commitment

As of March 31, 2008 and 2007, the Company had entered into futures contracts with an unrelated supplier to purchase, in aggregate, approximately 0 gallons and 42,000 gallons, respectively, of heating oil for delivery in the winter season of the next fiscal year. The heating oil purchased was provided to customers under existing sales commitments (estimate based on number of customers) whereby the customers have agreed to purchase all of their heating oil from the Company. The amounts due under these contracts as of March 31, 2008 and 2007 total approximately $0 and $94,000, respectively, and are payable as deliveries are received by the Company. The contracts specified that the Company was to be bill for each delivery and the credit terms call for electronic transfer of funds within 10 days. The Company performed on all contracts during the heating season of 2007-2008.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

(C) Lease Agreement

On June 20, 2006, the Company entered into a lease agreement with an unrelated third party for its administrative offices. The term of the lease is for five years commencing on August 1, 2006. Through July 2012 the current monthly rent is $3,593 with scheduled annual increases to $4,277 for year five, in addition there is a monthly charge for electric of $428.

Year Ending March 31,	Amount
2009	$52,017
2010	54,288
2011	56,508
2012	19,107

NOTE 12	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of ($4,303,759) which includes non-cash derivative loss of ($2,953,613); excluding this item there would have been a net loss of ($1,350,146) and a negative cash flow from operations of ($948,102) for the year ended March 31, 2008 and a stockholders' deficiency of ($10,161,967) at March 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans include the raising of additional capital through private or public transactions and implementation of its business plan to increase revenues. The Company’s failure to develop its business and achieve a sufficiently profitable level of operations will likely have a material, adverse effect on the Company’s business, results of operations and financial condition and the Company’s ability to continue as a going concern. As a consequence of such failure, The Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether it could realize sufficient value for its assets to satisfy the Company’s creditors in full. Accordingly, should the Company be forced to file for bankruptcy protection, there is no assurance that the Company’s stockholders would receive any value.

NOTE 13	DERIVATIVE INSTRUMENTS EXPENSE, NET

Derivative instruments expense of $2,953,613 represents the net unrealized (non-cash) change during the year ended March 31, 2008, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt and preferred stock that have been bifurcated and accounted for separately.

CLICKABLE ENTERPRISES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 14	SUBSEQUENT EVENTS

On April 29, 2008, the shareholders of Clickable Enterprises, Inc. approved the following:

The authorized shares of common stock were increased from 500,000,000 shares to 2,000,000,000 of $.001 par value common stock.

The approval of a one for one hundred (1:100) reverse stock split of common stock.

These actions, approved by the shareholders, would enable the Company to meet its obligation for the conversion of derivative instruments and preferred stock. As of July 10, 2008 the Company has not enacted the reverse stock split.